Form 10QSB
period 1996-06-30
MASON OIL CO INC
filed 1996-07-16
CIK 1011972

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                          --------  ---------

                     Commission File No.  0-28184

                        MASON OIL COMPANY, INC.
           (Name of Small Business Issuer in its Charter)


     UTAH                                    87-109974
     ----                                    ----------
(State or Other Jurisdiction of                (I.R.S.
incorporated or organization)             Employer I.D. No.)

               1787 East Fort Union Blvd., #108
                  Salt Lake City, Utah 84121
                  --------------------------
           (Address of Principal Executive Offices)

         Issuer's Telephone Number:    (801) 942-0592

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X          No                  (2)  Yes       No  X
       ----           ----                       ----    -----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                           Not applicable.

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           July 11, 1996

                 Common Voting Stock - 3,225,454



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
- ------------------------------

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     MASON OIL COMPANY, INC.
                        BALANCE SHEETS

               June 30, 1996 and December 31, 1995

                                           6/30/96           12/31/95
                                           [Unaudited]

ASSETS

   Cash                                    $  1,932          $    424

TOTAL ASSETS                               $  1,932          $    424

LIABILITIES & EQUITY

LIABILITIES                                     0                 0

TOTAL LIABILITIES                               0                 0

EQUITY

          Common Stock                        3,225             1,725

          Paid-in Capital                   446,989           440,989

          Accumulated Deficit              (448,283)         (442,290)

TOTAL EQUITY                                  1,932               424

TOTAL LIABILITIES & EQUITY              $     1,932          $    424


NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                  MASON OIL COMPANY, INC.
            CONDENSED STATEMENTS OF OPERATIONS

For the Three-Month and Six-Month Periods Ended June 30, 1996
                         and 1995

                  Three Months     Three Months     Six Months      Six Months
                  Ended            Ended            Ended           Ended
                  6/30/96          6/30/95          6/30/96         6/30/95
                  [Unaudited]      [Unaudited]      [Unaudited]    [Unaudited]


REVENUE

Income            $     0          $      0         $    0          $   0

NET REVENUE             0                 0              0              0

COSTS AND
EXPENSES

Selling, general,
and administrative   2,183              123             5,992        583

TOTAL COSTS AND
EXPENSES             2,183              123             5,992        583

NET INCOME/(LOSS) $ (2,183)        $   (123)     $     (5,992)     $(583)

NET LOSS PER SHARE$  (0.01)        $  (0.01)        $   (0.01)     $ 0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING      3,225,431        1,725,431         2,673,233   1,725,431


                      MASON OIL COMPANY, INC.
               CONDENSED STATEMENTS OF CASH FLOWS

For the Three-Month and Six-Month Periods Ended June 30, 1996
                   and 1995

                                          Six Months        Six Months
                                          Ended             Ended
                                          6/30/96           6/30/95
                                          [Unaudited]       [Unaudited]


Cash Flows Used For Operating Activities

  Net Loss                                 $(5,992)         $( 583)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities:

  Decrease in accounts payable              0                  0

  Increase/(Decrease) in franchise taxes
  payable                                   0                  0
  Net Cash Used For Operating Activities   (5,992)          (583)

Cash Flows Provided by Financing Activities

  Issuance of shares to related party for
  cash                                      7,500              0

  Net Cash Provided by Financing Activities 7,500              0

  Net Increase In Cash                      1,508           (583)

  Beginning Cash Balance                      424          1,146

  Ending Cash Balance                     $ 1,932         $  563



Item 2.  Management's Discussion and Analysis or Plan of Operation.
- -------------------------------------------------------------------

Plan of Operation.
- ------------------

     The Company has not engaged in any material operations in the last fiscal year or the period ending June 30,1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- ----------------------

     The Company discontinued its operations in approximately 1981.
During the quarterly period ended June 30, 1996, the Company received no revenue. Expenses during this period totalled $2,183; the Company sustained a net loss during this period of $2,183.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

     None; not applicable.

Item 2.  Changes in Securities.
- -------------------------------

     None; not applicable.

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

     None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.  Other Information.
- --------------------------

     None. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a)  Exhibits.*


Exhibit
Number         Description*
- ------         ------------

  27           Financial Data Schedule

      (b) Reports on Form 8-K.

               None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MASON OIL COMPANY, INC.


Date: 7/12/96                                By /s/
                                             ----------------------
                                             Craig Carpenter
                                             Director and President


Date: 7/12/96                                By /s/
                                             ----------------------
                                             Helen G. Carpenter
                                             Director and Vice
                                             President


Date: 7/12/96                                By /s/
                                             ----------------------
                                             Kathleen L. Morrison
                                             Director and
                                             Secretary/Treasurer