Form 10QSB/A
period 1996-06-30
MASON OIL CO INC
filed 1996-07-22
CIK 1011972

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB-A1

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

     The Financial Statements of the Registrant required to be filed with this 10-QSB-A1 Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

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

                                             MASON OIL COMPANY, INC.


Date: 7/19/96                                By /s/ Craig Carpenter
                                             ----------------------
                                             Craig Carpenter
                                             Director and President


Date: 7/19/96                                By /s/ Helen G. Carpenter
                                             -------------------------
                                             Helen G. Carpenter
                                             Director and Vice
                                             President


Date: 7/19/96                                By /s/ Kathleen L. Morrison
                                             ---------------------------
                                             Kathleen L. Morrison
                                             Director and
                                             Secretary/Treasurer