Form 10QSB
period 1996-09-30
MASON OIL CO INC
filed 1996-11-15
CIK 1011972

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES ACT OF 1934

             For the quarterly period ended September 30, 1996

[  ]        TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                          SECURITIES ACT OF 1934

        For the transition period from ____________ to ____________

                        Commission File No. 0-28184

                          MASON OIL COMPANY, INC.
              (Name of Small Business Issuer in its Charter)

        UTAH                                       87-1099747
(State or Other Jurisdiction of                      (I.R.S.
  incorporated or organization)                Employer I.D. No.)

                           6337 Ravenwood Drive
                            Sarasota FL  34243
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (941) 351-3102

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   X        No                       (2)  Yes   X        No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not Applicable

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              August 31, 1996

                  Common Voting Stock - 9,225,454 Shares














PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          MASON OIL COMPANY, INC.
                               BALANCE SHEET

                 September 30, 1996 and December 31, 1995

                                  09/30/96            12/31/95
                                 [Unaudited]
     ASSETS

Cash                             $     2,159         $     424

TOTAL ASSETS                     $     2,159         $     424

     LIABILITIES AND EQUITY

Liabilities:

     Loans Payable - C. Carpenter $    2,500         $       0
     Loans Payable - P. Ingram    $    2,000                 0

Total Liabilities                      4,500                 0

Equity:

     Common Stock                      3,225             1,725

     Paid-in Capital                 446,989           440,989

     Accumulated Deficit            (452,555)         (442,290)

Total Equity (Deficit)            (    2,341)              424

TOTAL LIABILITIES AND EQUITY
   (DEFICIT)                      $    2,159        $      424


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

                          MASON OIL COMPANY, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                For the Three Month and Nine Months Periods
                     Ended September 30, 1996 and 1995

                   Three Months  Three Months  Nine Months  Nine Months
                       Ended         Ended        Ended        Ended
                     09/30/96      09/30/95     09/30/96     09/30/95
                    [Unaudited]   [Unaudited]  [Unaudited]  [Unaudited]
REVENUE

  Income             $      0      $      0     $      0     $      0

  Net Revenue               0             0            0            0

COSTS AND EXPENSES

  Selling, General
    & Administrative    4,273           140       10,265          723

  Total Costs and
     Expenses           4,273           140       10,265          723

NET INCOME (LOSS)   (   4,273)    (     140)     (10,265)   (     723)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING         9,225,454     1,725,431    9,225,454    1,725,431

                          MASON OIL COMPANY, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                For the Three Month and Nine Month Periods
                     Ended September 30, 1996 and 1995


                   Three Months  Three Months  Nine Months  Nine Months
                       Ended         Ended        Ended        Ended
                     09/30/96      09/30/95     09/30/96     09/30/95
                    [Unaudited]   [Unaudited]  [Unaudited]  [Unaudited]
Cash flows used for
operating activities

 Net Loss            $(4,273)      $(140)       $(10,265)    $    (723)

 Adjustments to reconcile
 net loss to net cash used
 in operating activities:   0          0               0             0

 Decrease in accounts
 payable                    0          0               0             0

 Net Cash used for
 operating activities (4,273)       (140)        (10,265)         (723)

Cash flows provided by
financing activities

 Loans payable         4,500           0           4,500             0

 Issuance of shares to
 related party for cash    0           0           7,500             0

 Net cash provided by
 financing activities  4,500           0          12,000             0

Net increase (decrease)
in cash                  227        (140)          1,735          (723)

Beginning cash balance 1,932         564             424         1,147


                          MASON OIL COMPANY, INC.

                            CASH DISBURSEMENTS

                     JULY 1, 1996 - SEPTEMBER 30, 1996


DATE     CK. NO.                                       AMOUNT

07/18     1336          Leonard Burningham           $3,251.60
                            Legal Fees
08/12     1337          Leonard Burningham              360.92
                            Legal Fees
08/28     1338          Mantyla McReynolds & Assoc.     400.00
                            1st & 2nd Qtr. Financials
09/06     1339          Craig Carpenter               3,500.00
                            Loans Payable
09/16     1340          Leonard Burningham              250.00
                            Legal Fees
09/13     1341          Craig Carpenter               1,000.00
                            Loans Payable

                        TOTAL                        $8,772.52

                               CASH RECEIPTS

                     JULY 1, 1996 - SEPTEMBER 30, 1996


07/17                   Craig Carpenter              $3,500.00
                            Loans Payable
09/06                   Craig Carpenter               3,500.00
                            Loans Payable
09/15/96                Paul Ingram                   2,000.00
                            Loans Payable

                        TOTAL                        $9,000.00

                          MASON OIL COMPANY, INC.

                            CASH DISBURSEMENTS

                     JULY 1, 1995 - SEPTEMBER 30, 1995


DATE     CK. NO.                                       AMOUNT

08/10     1325          State of Utah                 $  15.00
                            Corporation Annual Report
11/28     1325          Transamerica Securities, Inc.   125.00
                            Transfer Agent Fees

                        TOTAL                          $140.00

Item 2.  Management's Discussion and Analysis or Plan of Operation.

    Analysis and Plan of Operation.

    The Company has planned an exploration program to explore Petroleum Exploration Licenses 61 and 63, granted to the Company by the Australia Ministry for Mines and Energy, as described in Part II, Item 6(b) of this report. Management believes the exploration program combines minimal risk with maximum potential return on investment and at the same time allows a reasonable start on development of a vast area with enormous potential. The plan calls for an initial investment of $3.5 million, which financing would be obtained through a private offering of the Company's common stock.

    Subject to the receipt of adequate funding, the Company plans to drill three stratigraphic wells in the areas covered by the Petroleum Exploration Licenses Nos. 61 and 63 (the "PELs"), granted by the Australia Ministry for Mines and Energy, that are beneficially held by the Company. The depth of these wells is projected to be approximately 1600 meters, drilling a 8 1/2" hole configuration. Coring will be undertaken in the major reservoir and source formations.

    It is projected that one of the three exploratory wells will encounter producible oil, that such well will be completed to become a producing well, and two additional production wells will be drilled and completed within a reasonable time thereafter, to offset the discovery well. Starting with the last quarter of the first year, three producing wells are projected to be in operation.

    Each of the first three prospects covers an area of approximately 8,000 acres, and will support a number of additional wells. The capital cost of drilling these additional wells is shown as being derived from $4.5 million dollars the Company hopes to raise from future stock sales and from operating income from the first three wells.

    Results of Operations.

    The Company is currently at the research and development stage. During the quarterly period ended September 30, 1996, the Company received no revenue. Expenses during this period totaled $4,273 and the Company sustained a net loss during this period of $(4,273).


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None; not applicable.

Item 2.  Changes in Securities.

None; not applicable.

Item 3.  Defaults upon Senior Securities.

None; not applicable.

Item 4.  Submissions of Matters to as Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.  Other information.

None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    Exhibit 2.1: Stock Purchase Agreement, dated September 10, 1996, by and between Craig Carpenter, Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor, without attachments.

    Exhibit 2.2: Stock Purchase and Sale Agreement, dated October 14, 1996, between Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor.

    Exhibit 27:      Financial Data Schedule

    (b)  Forms 8-K Filed During Last Quarter.

    On October 31, 1996, the Company filed with the Securities and Exchange Commission, by way of the EDGAR electronic filing system, a Form 8-K regarding the Company's acquisition from Paul B. Ingram and John L. Naylor of all of the outstanding shares of IAN Holdings, Inc., a Cayman Islands corporation ("IAN Holdings"), in exchange for a total of 6,000,000 shares of the Company's common stock. IAN Holdings is the owner of all of the outstanding shares of Hemley Exploration Pty. Ltd., an Australian corporation ("Hemley"). Hemley is the beneficiary of certain petroleum exploration licenses, regarding rights to certain petroleum exploration activities in Australia, identified as Petroleum Exploration Licenses Nos. 61 and 63 (the "PELs"), issued by the Australia Ministry for Mines and Energy, subject to an 3% overriding royalty obligation to Messrs. Ingram and Naylor.
                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MASON OIL COMPANY, INC.



Date:  11/13/96              /s/Paul B. Ingram
                             Director and President/Treasurer