Form 10QSB
period 1996-12-31
MASON OIL CO INC
filed 1997-02-21
CIK 1011972

1

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended December 31, 1996

                                    or

__   TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________to__________

                    Commission file number 0-21591
                          MASON OIL COMPANY, INC.
        (Name of small business issuer as specified in its charter)

          Utah                          87-1099747
     (State of Incorporation)            (I.R.S. Employer Identification No.)

                           6337 Ravenwood Drive
                         Sarasota, Florida  34243
                 (Address of principal executive offices)

                              (941) 351-3102
                        (IssuerOs telephone number)

     Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No __

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

                              Not applicable

                   APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             February 15, 1997

There were 9,225,454 shares of the Issuers common stock at a par value of $.01 per share, outstanding as of February 15, 1997



                          MASON OIL COMPANY, INC.
                             Balance Sheet

                                          December 31,      June 30 ,
                                              1996           1996
                Assets
Current Assets
     Cash                                        6,288         12,277
     Accounts Receivable                            47             47
               Total Current Assets              6,335         12,324

Unapproved oil and gas
     Properties - full cost of method          178,891        176,460

Other noncurrent assets
     Organization costs                          1,406          1,406
     Deposits                                   23,700         23,700
                                                25,106         25,106
               Total Other Assets
Total                                          210,332        213,890

    Liabilities and Stockholders'
              (Deficit)
Current Liabilities
     Accounts Payable                           18,600          6,249
               Total Current                    18,600          6,249
Liabilities

Notes and advances payable to                  242,641        207,988
stockholders

Stockholders' equity
     Common Stock, $.001 par value,
50,000,000 shares authorized;
9,225,454 shares issued and                      9,225              -
outstanding at December 31, 1996
     Common stock, $1 par value, 50,000
shares authorized; 100 issued and
outstanding at September 30, 1996                    -            100
      Additional paid-in capital                 2,500            900
     Accumulated deficit                      (62,096)        (1,116)
     Foreign currency translation                (538)          (231)
adjustment
               Total Stockholders'            (50,909)          (347)
equity

Total liabilities and stockholders'            210,332        213,890
deficit

                 See notes to financial statements.

                                - 2 -


                                  MASON OIL COMPANY, INC.
                            Condensed Statements of Operations
                         For the Three Months and Six Month Periods
                               Ended December 31, 1996

                                               Three Months    Six Months
                                                   Ended          Ended
                                              Dec. 31, 1996    Dec. 31, 1996
Costs and expenses
     Selling, general and                        $  44,679        $  44,735
       administrative
         Total operating costs and                  44,679           44,735
          expenses

Other (income) expense
      Interest income                                  (19)             (99)
      Interest expense                               4,159            5,546

Net income (loss)                                  (48,819)         (50,182)

Weighted average number of shares                9,225,454        9,225,454
 outstanding

                  See notes to financial statements.
                                - 3 -



                      MASON OIL COMPANY, INC.
                      Statement of Cash Flows
       For the Three Month and Six Month Periods Ended December 31, 1996

                                                      Three Months   Six Months
                                                          Ended         Ended
                                                         Dec. 31,      Dec. 31,
                                                           1996           1996
Cash flows used for operating activities
     Net loss                                               (48,819)   (50,182)
     Adjustments to reconcile net loss to net cash
      used in operating activities
       Accrued interest to related parties                    4,159      5,546
       Accounts payable                                      17,848     12,351
           Net cash used for operating activities           (26,812)   (32,285)

Cash flows used by investing activities
        Oil and gas exploration expenses                          -     (2,431)
            Net used for investing activities                     -     (2,431)

Cash flows from financing activities
     Advances from stockholders                              29,107     29,107
             Net cash flows from financing                   29,107     29,107

Net effect of currency fluctuations on cash                    (299)      (380)

Net increase (decrease) in cash                               1,996     (5,589)

Beginning cash balances                                       4,292     12,277

Ending cash balances                                          6,288      6,288

Supplemental non-cash flow disclosures
     During the quarter ended December 31, 1996, a shareholder of the Company forgave a note in the amount of $2,500 which was recorded as additional paid-in-capital.

     During the quarter ended December 31, 1996, IAN Holdings Limited exchanged all 100 shares issued and outstanding for 6,000,000 newly issued unregistered shares of Mason Oil Company.

                 See notes to financial statements.

                                - 4 -



                          MASON OIL COMPANY, INC.

                      Notes to Financial Statements


Note 1 - Summary of Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference to the Company's June 30, 1996 financial statements filed with Form 8-K/A dated October 14, 1996.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.


Item 2 - Management's Discussion and Analysis or Plan of Operations

The Company: An Introduction

The Company is a Utah corporation, formed in 1980. Since 1981 and until recently, the Company was dormant with no significant assets or liabilities. Controlling interest was acquired in September 1996 by Paul B. Ingram and John L. Naylor. The Ingram-Naylor partnership has sold its 100% working interest in two South Australian oil and gas exploration licenses, known as Petroleum Exploration Licenses 61 and 63 ("PELs 61 and 63"), to the Company, subject to a 3% royalty interest retained by the Ingram-Naylor partnership, in exchange for six million shares of the Company's common stock. The PELs are held by Hemley Exploration Pty. Ltd., an Australian corporation and wholly-owned subsidiary of the Company.

The area covered by the PELs is roughly described as a portion of the Eastern Officer Basin, consisting of 17,188 square kilometers (4.2 million acres), situated approximately 200 miles south of Alice Springs and approximately 700 miles north of Adelaide. Although the location is remote from populated areas, a modern railway and a year-round, sealed highway service the site, and provide access from the site to a refinery at Alice Springs to the north, and a refinery and
deep  water  port at Port Augusta and Adelaide to  the  south.   The
terrain is relatively flat, making access to rail and highway uncomplicated. Due to the remoteness of the site, it is anticipated that there will be minimal disturbance to human population, flora or
fauna.   Climatic conditions typically allow operations 350 days  of the year.

Business History and Current Business Plan

     Exploration Background

More than 2000 line kilometers of seismic surveys and 20 core drill holes have been completed to date within the geographical area covered by the licenses. Nineteen of the core holes were drilled by COMALCO Aluminum Co. during exploration for the evaporite mineral "trona". None of this drilling was done is an effort to discover petroleum; however, nine of these holes encountered significant oil bleeds and shows at depths within the Cambrian and Proterozoic aged carbonate and sandstone formations.

The most recent phase of exploration commenced in 1993, when the Australian Geologic Survey undertook the recording of 500 plus line kilometers of six-fold, dynamite sourced seismic. This work was followed in 1994 by a seismic survey, funded and managed by the Ministry for Mines and Energy of South Australia, of 378 kilometers of 120-fold, vibroseis sourced seismic data. This later survey demonstrated the extent of overthrusting near the eastern margin of the basin, and confirmed that a number of thrust fronts extend for up to 100 kilometers, striking northeast-southwest. In addition to the seismic data, an Aeromagnetic Survey was funded by the South Australian government in 1993. The resulting data was made available and considered in the Petroconsultants' Report, which is discussed below.

     The Petroconsultants Report

In April 1996, Paul Ingram and John Naylor engaged the firm of Petroconsultants Australasia, Ltd. ("Petroconsultants") to compile a report combining all of the known geologic and seismic data on the area within the PELs (the "Report"). A copy of the Report may be obtained from the Company upon request. The purpose of this Report was to cross-check and upgrade the data in order to select highly prospective drilling targets. Based on their analysis of the existing data, Petroconsultants identified and mapped fourteen structurally closed prospects within the area of the PELs. Three of these prospects were classified as highly prospective and each is located close to the highway and railroad. The Report described one of these prospects, in part, as follows:

Prospect A:

          "IN CENTRAL PART OF PEL 63, LOCATED ON STUART HIGHWAY, LARGE, RELATIVELY SIMPLE ANTICLINAL STRUCTURE FORMING AN ELONGATED TRAP (AT LEAST 30 SQ KM OR 7500 ACRES).
          REJUVENATED OLDER STRUCTURE CAPABLE OF ENTRAPPING HYDROCARBONS GENERATED VERY EARLY (IN THE PROTEROZOIC PERIOD) OR LATER IN THE PALEAOZOIC: CONTAINS BOTH EARLY PALEOZOIC AND LATE PROTEROZOIC SEDIMENTS WITH POTENTIAL SOURCE ROCKS AND RESERVOIRS IN BOTH OF THESE SEQUENCES. LARGE POTENTIAL `KITCHEN' AREAS IN ADJACENT TROUGHS ON
          BOTH FLANKS TO GENERATE SIGNIFICANT QUANTITIES OF HYDROCARBONS. RELATIVELY EASY MIGRATION PATHS FROM `KITCHEN' AREAS TO RESERVOIRS IN THE STRUCTURAL TRAP_."

     Proposed Exploration Program

     Initial Program:

Based on the existing data, together with Petroconsultants Report, management has determined that, subject to the receipt of adequate
financing,   the   Company's  initial  exploration  program   should
encompass three stratigraphic wells - on PEL 61 and two on PEL 63. The depth of these wells is projected to be 1600 meters (5,280 feet), with an 8 1/2" wellbore. Coring will be undertaken in the potential reservoir and source formations.

Management currently plans to drill a surface hole using a 12 1/4" bit to a depth of up to 330 meters (1,000 feet) and to set 9 5/8" K-55 casing. The remainder of the hole would be drilled using a 8 1/2" bit and a string of 7" casing would be run and cemented to total depth (T.D), provided that significant petroleum shows are encountered.

Mobilization of drilling equipment and materials would occur from the port city of Darwin and Adelaide to the first drilling location in PEL 63. Assuming that adequate financing is obtained, and that the Company successfully completes negotiation of the proposed contract with the Philippines National Oil Company (discussed below) and obtains all required permits and approvals, drilling of the initial well could be completed within 6 weeks of such financing. Commencement of the other two wells could follow 90 days thereafter, provided no unanticipated logistical, operational or other difficulties are encountered.

It is expected that these exploratory wells will yield information regarding the reservoir and source potential of the following formations:

   The shallow Cambrian Aged Observatory Hill;
   The Ouldbarra carbonates;
   The Relief Sandstone;
   The Murnaroo formation; and
   The Alinya formation and Pindyin Sandstone.

Ability of Company to Continue

The Company has had no revenues from operations in either of the last two fiscal years. The Company will require additional capital within the next fiscal quarter in order to continue as a going concern and accomplish the objectives set forth in its business plan. The Company is exploring the possibility of a private placement of its common stock in the future which could yield an estimated minimum funding amount of approximately $2,210,000. The Company is also currently considering other methods of equity financing. Of course, there can be no assurance that the Company will be able to obtain sufficient financing.

Expected Significant Contracts

The   Company  is  presently  negotiating  an  agreement  with   the
Philippine National Oil Company (the "PNOC") pursuant to which the PNOC would be engaged to perform all necessary drilling and completion operations as an independent contractor based on fixed rates covering materials, labor, equipment, subsistence, transportation and on-site supervision. It is intended that the PNOC would be responsible for all labor, equipment, materials, supplies and services necessary to the proper operation and maintenance of the drilling rig furnished by the PNOC. Other materials, equipment, special tools, supplies and services would be the responsibility of the Company. The Company would bear the risk of any damage to in-hole equipment or underground damage, except where such damage is caused by the gross negligence of the PNOC, and would be responsible for other unanticipated costs arising in connection with the drilling program. The proposed drilling services are projected to commence in late February to early March 1997, subject to availability of necessary funding, permits and approvals.

Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future and possible further capitalization of the Company. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond and control of the Company. Although the Company believes that the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

The Company is currently in the exploration stage. During the quarterly period ended December 31, 1996, the Company received interest income of $19. Expenses during this period totaled $48,835 and the Company sustained a net loss during this period of $48,816.
PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

None; not applicable.

Item 2.        Changes in Securities.

None; not applicable.

Item 3.        Defaults upon Senior Securities.

None; not applicable.

Item 4.        Submissions of Matters to a Vote of Security Holders.

     (a) Approval of IAN Holdings Limited and Mason Oil Company, Inc. Stock purchase and sale agreement
     (b) Approval of legal merger between IAN Holdings Limited and Mason Oil Company Inc. and
(c)  Approal of change in fiscal year end to June 30.

Item 5.        Other information.

None; not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               *Exhibit 2.1: Stock Purchase Agreement, dated September 10, 1996, by and between Craig Carpenter, Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor.

               *Exhibit  2.2:   Stock Purchase and  Sale  Agreement,
               dated October 14, 1996, between Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor.

               0Exhibit 2.3:   Petroleum Exploration License (PEL) No. 61  and
               PEL agreement.

               0Exhibit  2.4:   Petroleum Exploration License No. 63  and  PEL
               agreement.

               0Exhibit   2.5:    Access  Agreement  between   Anangu
               Pitjantjatjara and John Leonard Naylor and Paul Bryan
               Ingram.

               0Exhibit 27:    Financial Data Schedule

* Previously filed.
0    Filed herewith.

     (b)  Forms 8-Ka filed during the last quarter.

On February 14, 1997 the Company filed Form 8-Ka incorporating by reference the June 30, 1996 audited financial statements of IAN Holdings Limited and the related pro forma financial statements.

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MASON OIL COMPANY



Date: 2/20/97                      /s/ Paul B. Ingram
                              Director and President/Treasurer