Form 10QSB
period 1997-03-31
MASON OIL CO INC
filed 1997-05-20
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

            For the Quarterly Period Ended March 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS

                           Not applicable

                APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate   the  number  of  shares  outstanding  of  each   of   the
Registrant's classes of common stock, as of the latest practicable date:

                            May 15, 1997

  There were 10,850,454 shares of the Issuers common stock at a par value of $.001 per share, outstanding as of May 15, 1997


                       MASON OIL COMPANY, INC.

                     Consolidated Balance Sheets



                                        March 31,      June 30,
                                          1997           1996
                             ASSETS
Current Assets:
  Cash and cash equivalents            $1,798,125       $   12,277
  Accounts receivable                       4,550               47
      Total Current Assets              1,802,675           12,324

Property and Equipment:
  Unproved Oil and Gas
    Properties   -  full  cost            178,891          176,460
    Office     Equipment                    1,369              -
       Total Property & Equip             180,260          176,460

Other Assets:
     Deposits                              23,700           23,700
     Organizational   Costs                 1,406            1,406
        Total Other Assets                 25,106           25,106

            TOTAL   ASSETS             $2,008,041       $  213,890


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                  $     48,863       $    6,249
      Total Current Liabilities            48,863            6,249

Long-term Liabilities:
       Notes   Payable  -  Stockholders   261,801          207,988

Stockholders' Equity:
     Common Stock, $.001 par value,
     50,000,000 shares authorized;
     10,850,454 shares issued and
     outstanding at March 31, 1997         10,850                -
     Common Stock, $1 par value,
     50,000 shares authorized; 100
     issued and outstanding at
     September   30,   1996                    -               100
     Additional   paid-in   capital     1,874,172              900
     Accumulated Deficit                 (186,736)          (1,116)
     Foreign   Currency  Translation         (909)            (231)
         Total Equity                   1,697,377             (347)

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY        $2,008,041        $ 213,890


         See notes to consolidated financial statements



                       MASON OIL COMPANY, INC.

                Consolidated Statements of Operations
                For the Three Months and Nine Months
                        Ended March 31, 1997


                                   Three Months        Nine Months
                                      Ended               Ended
                                    March 31,            March 31,
                                      1997                  1997

Costs and expenses:
     Selling, general and
      administrative              $    126,323            $ 177,030

          Total operating costs
           and expenses                126,323              177,030


Other (income) expense:
      Interest income                   (5,843)              (5,942)
      Interest expense                   4,160                9,706

Net loss                             $(124,640)          $ (180,794)

Loss   per  share                    $    (.01)          $     (.02)


Weighted average number of
 shares outstanding                  9,767,121            9,406,010



           See notes to consolidated financial statements.



                       MASON OIL COMPANY, INC.

                Consolidated Statements of Cash Flows
      For the Three Months and Nine Months Ended March 31, 1997

                                   Three Months        Nine Months
                                       Ended               Ended
                                     March 31,           March 31,
                                       1997                 1997
Cash flows used for operating
 activities
  Net (loss)                       $  (124,640)          $  (180,794)
     Adjustments to reconcile
      net loss to net cash used
      in operating activities:
     Stock and options issued
      for services                      24,797                24,797
     Accrued interest to
      related parties                    4,160                 9,706
     Accounts payable                   30,264                48,587
     Accounts receivable                (4,503)               (4,503)
     Net cash used for operating
      activities                       (69,922)             (102,207)

Cash flows used by investing
 activities
  Oil and gas exploration expenses          -                 (2,431)
  Purchase  of  equipment               (1,369)               (1,369)
     Net cash used for investing
      activities                        (1,369)               (3,800)

Cash flows from financing
 activities
  Advances from shareholders            15,000                44,107
  Proceeds from sale of stock, net   1,848,500             1,848,500
     Net cash provided by
       financing activities          1,863,500             1,892,607

Net effect of currency
 fluctuations on cash                     (372)                 (752)

Net increase in cash                 1,791,837             1,785,848

Beginning cash balances                  6,288                12,277

Ending cash balances             $   1,798,125            $1,798,125


Supplemental non-cash flow disclosures:
     During the quarter ended December 31, 1996, a shareholder of the Company forgave a note in the amount of $2,500 which was recorded as additional paid-in capital.

     During the quarter ended December 31, 1996, IAN Holdings, Limited exchanged all 100 shares issued and outstanding for 6,000,000 newly issued unregistered shares of Mason Oil Company.

     During the quarter ended March 31, 1997, consultants performing services for the Company received 150,000 shares of common stock and options to purchase 225,000 shares of the Company's
     common stock for  such  services.   The common stock  issued
     was valued at $15,000 and the Company recorded $9,797 as consulting expense associated with the stock options issued for services.




                         MASON OIL COMPANY, INC.

             Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference to the Company's June 30, 1996 financial statements filed with Form 8-K/A dated October 14, 1996.

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments which, in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.


Note 2 - Going Concern

The Company has had no revenues from operations in either of the last two fiscal years resulting in net losses and negative cash flow from operations. However, the Company completed an equity financing agreement with FAI overseas investments pty. ltd. based in Sydney, Australia during this fiscal quarter. Pursuant to the agreement, Mason Oil issued FAI 1,475,000 new common shares which represent a fourteen percent (14%) equity interest in the Company and
received  net  proceeds   of approximately   $1.85  million.   The
Company  intends   to   pursue additional  financing  alternatives
including a possible secondary offering or private placement in an effort to fund future exploration expenses.


Note 3 - Stock and Options Issued for Consulting Services

During  the  quarter ended March 31, 1997, the Company  entered  into an  agreement with four consultants for the performance  of  certain
services.   Under such agreement, the Company issued 150,000  shares
of common stock to one consultant for services through March 31, 1997. The agreement has since been terminated as to such consultant as the services to be provided by such consultant have been fulfilled.
The Company also issued stock options to three other consultants, which will vest and become exercisable progressively and cumulatively in equal quarterly increments as set forth in the table below, contingent upon the continued affiliation of the consultants with the Company.
In all, the Company has issued options to purchase 225,000 shares of common stock during the quarter ended March 31, 1997, which options are intended as consideration for services previously provided and to be provided by the three consultants through December 31, 1998.

     Date of Grant         Number of Shares

   September 30, 1997          112,500
   December  31, 1997          112,500
   March 31, 1998              112,500
   June 30, 1998               112,500
   September 30, 1998          112,500
   December 31, 1998           112,500

                               675,000


Note 3 - Stock and Options Issued for Consulting Services (continued)

All options may be exercised from time to time through June 30, 1999, in whole or in part, to the extent such options have become vested and exercisable, for shares of the Company's common stock at an exercise price of $.02 per share.


Note 4 - Results of Operations

The Company is currently in the exploration stage. During the fiscal quarter ended March 31, 1997, the Company received interest income of $5,843. Expenses during this quarter totaled $130,483 and the Company sustained a net loss during this quarter of $124,640.







Item 2.   Management's Discussion and Analysis or Plan of Operation.

     The Company continues to pursue its primary goal of exploiting South Australian Petroleum Exploration Licenses 61 and 63 (the
"PELs"), granted by the Department for Mines and Energy of South Australia ("MESA"), and currently held by Hemley Exploration Pty. Ltd., an Australian company and wholly-owned subsidiary of the
Company. For a more detailed report on the nature of the PELs and the Company's interest therein, reference should be made to the Company's Form 10-QSB Quarterly Report for the quarter ending December 31, 1996, and the Company's Form 8-K Current Report, filed by the Company with the Securities and Exchange Commission on October 31, 1996. In addition, the Company has recently embarked on an expanded business plan designed to diversify the Company's business operations and enlarge the Company's asset base.

     In March, 1997, the Company opened an office in Adelaide, South Australia, at 174 Greenhill Road, Parkside, Adelaide, S.A., Australia 5063. The Adelaide office is managed by John Naylor, the Company's Vice-President. One additional staff member has been retained to assist in supervising the Company's anticipated South Australian and Pacific Rim endeavors, and the Company is in the process of configuring the Adelaide office computer and information systems. The Company has leased vehicles suitable to access remote drilling locations, as well as an equipment yard and field office in Marla, a village located within the Company's proposed initial exploration area.

     Petroleum Exploration

     The Company continues to plan a comprehensive exploration program for the PELs. Management believes the proposed exploration program is appropriately designed to minimize risk while providing a reasonable start on development of the extensive area covered by the PELs.

          Initial Exploration Plan and Related Funding Issues.

     The Company's exploration plan calls for total initial funding of $3.5 million. In this regard, on February 28, 1997, the Company received a Subscription Agreement and Investment Representation (the "Subscription Agreement") from FAI Overseas Investments Pty. Ltd., an Australian company. Pursuant to the Subscription Agreement, FAI purchased 1,475,000 shares of the Company's common stock at a price of $1.40 per share. After payment by the Company of expenses relating directly to such sale, the Company realized a net amount of approximately $1.85 million under the Subscription Agreement. A copy of the Subscription Agreement is attached hereto as an exhibit. The Company continues to seek additional necessary financing through corporate partnerships with other petroleum exploration and production companies. In addition, the Company is considering other financing alternatives, including a private offering of the Company's common stock.
     At present, the Company has not commenced its planned initial exploration program. However, the Company's currently available funds may be used to commence exploration under the Company's initial exploration plan, with completion of the initial exploration plan contingent on the Company's ability to obtain approximately $1.7 million in additional funding. If such funding is obtained, the Company's initial exploration plan would entail drilling three stratigraphic wells in the areas covered by the PELs. The depth of these wells is projected to be approximately 1600 meters each, drilling a 8 1/2" hole configuration. Coring will be undertaken in the major reservoir and source formations.

     Commencement of the Company's planned initial exploration program is also contingent on the successful conclusion of the Company's continuing negotiations for a drilling operations contract with an experienced operator. Negotiations for a drilling operations contract with the Philippine National Oil Company, disclosed in the Company's Form 10-QSB Quarterly Report for the quarter ended December 31, 1996, have been discontinued by the Company for lack of favorable terms. At present, the Company is conducting negotiations with other parties and hopes to conclude an economical drilling operations contract soon.

     The Company projects that one of the three exploratory wells will encounter producible oil, and that such well will be completed to become a producing well. Within a reasonable time after completion of the first well, two additional production wells will be drilled to offset the discovery well. Starting with the last quarter of the first year of exploration, three producing wells are projected to be in operation.

     Each of the first three prospects covers an area of approximately 8,000 acres, and will support a number of additional wells. Such additional wells are the subject of subsequent exploration plans envisioned by the Company. The Company projects that the capital cost of drilling these additional wells will be approximately $4.5 million, which amount the Company intends to obtain from revenues generated by petroleum production if any of the first three wells prove to be successful and, if necessary, from future stock sales and other financing methods.

          Aboriginal Claims.

     As a result of the Australian High Court's decision in the Wik case, which was issued in 1996, there has recently arisen some uncertainty in Australia regarding the claim of aboriginals to the lands covered by petroleum exploration and production licenses granted by the government. The Australia Federal Government has adopted a "Ten Point Plan" intended to resolve the aboriginal claims to such lands in a manner acceptable to all parties involved. Nevertheless, as a result of the uncertainties related to aboriginal claims on PEL 63, MESA has agreed to ease the Company's exploration program commitments associated with both PELs 61 and 63. In addition, MESA has recently informed the Company that both PELs are in good standing, and has indicated a commitment to assist the Company in resolving any aboriginal claims as they may arise.

     Additional legislation to resolve such claims has been proposed, but it cannot be predicted what legislation will actually be implemented, if any. In light of this uncertainty, the Company previously has negotiated and obtained an Access Agreement with the Pitjantjatjara aboriginal tribe, which effectively resolves the aboriginal claim with respect to PEL 61. The Company has also entered negotiations with the aboriginals that may have claim to lands covered by PEL 63. Counsel for the aboriginals has indicated that an Access Agreement, similar to the one applicable to PEL 61, will be an acceptable resolution, and the Company intends to proceed to conclude such an agreement shortly.

     Consulting Services

     In an effort to diversify its business operations, the Company plans to explore opportunities for corporate partnerships with other petroleum exploration and production companies. The Company is currently exploring corporate partnerships with companies in Southeast Asia. Under such a partnership arrangement, the Company would provide consulting services and possibly investment capital (should such resources be available to the Company) to operating petroleum production companies in exchange for a portion of the revenues generated from the production and sale of petroleum from existing wells.

     Results of Operations.

     The Company is currently at the development stage, and during the quarterly period ended March 31, 1997, the Company received no revenue from operations. The Company received approximately $1.85 million from the sale of 1,475,000 shares of the Company's common stock. Operating expenses during this period totaled $130,483 and the Company had a net loss during this period of $124,640.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Changes in Securities.

None; not applicable.

Item 3.   Defaults upon Senior Securities.

None; not applicable.

Item 4.   Submissions of Matters to Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.   Other information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibit 10.1: Subscription Agreement and Investment Representation, dated February 28, 1997, delivered to the Company by FAI Overseas Investments Pty. Ltd, an Australian company.

     Exhibit 10.2: Amendment No. 1 to Consulting Fee Agreement dated May 8, 1997, amending the Consulting Fee Agreement dated February 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8 Registration Statement dated March 25, 1997.

     (b)  Forms 8-K Filed During Last Quarter.

     None; not applicable.


                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MASON OIL COMPANY, INC.



Date:  May 20, 1997              /s/ Paul B. Ingram, Director and
                                     President/Treasurer