Form 10KSB
period 1997-06-30
MASON OIL CO INC
filed 1997-10-14
CIK 1011972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

[  ]     TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________________________ to
_______________________________

                        Commission file number 0-28184
                                               -------

                           MASON OIL COMPANY, INC.
                  ------------------------------------------
             (Exact name of small business issuer in its charter)


             Utah                                          87-109974
           --------                                       -----------
   (State of incorporation)                            (I.R.S. Employer
                                                       Identification No.)


   6337 Ravenwood Drive, Sarasota, FL                         34243
   ----------------------------------                         -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (941) 351-3102

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class           Name of each exchange of which registered
    ------------------            -----------------------------------------
          None                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     0.001 par value Common Stock
                    -----------------------------
                          (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year consisted of interest income in the amount of approximately $25,507.

     The aggregate market value of the voting Common Stock held by non-affiliates of the issuer (treating all executive officers and directors of the issuer, for this purpose, as if they may be affiliates of the issuer) was approximately $1,385,659 as of September 30, 1997 (based on the average bid and asked price of such Common Stock).

     Ten million eight hundred ninety thousand five hundred four (10,890,504) shares of the issuer's Common Stock were outstanding as of September 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The issuer's proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by the issuer with the Securities and Exchange Commission within 120 days following the end of the fiscal year ended June 30, 1997, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.


   Transitional Small Business Disclosure Format (check one):
   Yes _______                            No ___X____

                           MASON OIL COMPANY, INC.
                    FOR FISCAL YEAR ENDED JUNE 30, 1997

                              TABLE OF CONTENTS
                                 Form 10-KSB

PART I

Item                                                               Page

1.  Description of Business                                          1

2.  Description of Property                                          3

3.  Legal Proceedings                                                9

4.  Submission of Matters to a Vote of Security Holders              9

PART II

5.  Market for Common Equity and Related Stockholder Matters         9

6.  Management's Discussion and Analysis or Plan of Operation       10

7.  Financial Statements                                            11

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act

10. Executive Compensation

11. Security Ownership of Certain Beneficial Owners and Management

12. Certain Relationships and Related Transactions

PART IV

13. Exhibits and Reports on Form 8-K

    Signatures

PART I

     This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. The forward looking statements include statements that reflect management's intentions, plans, beliefs, expectations or predictions of future operations, conditions, and potential future capitalization of the Company. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to such current expectations involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.   DESCRIPTION OF BUSINESS.
----------------------------------

     General.  Mason Oil Company, Inc., a Utah corporation formed in 1980 (the
     -------
"Company"), is positioning itself to participate in the acquisition, development and operation of selected oil and gas properties, expected to be located principally in Australia and Southeast Asia. From 1981 until 1996, the Company was dormant, with no significant assets or liabilities. Controlling interest in the Company was acquired in September, 1996 by Paul B. Ingram and John L. Naylor, for the purpose of establishing a vehicle for the identification, exploration, development and operation of promising oil and gas properties. Since the date of such transaction, the Company has investigated potential petroleum exploration and development prospects and explored how it might participate in the development and operation of such properties.

     In October of 1996, Mr. Ingram and Mr. Naylor sold a 100% working interest in two South Australian oil and gas exploration licenses, identified as Petroleum Exploration Licenses 61 and 63 ("PELs 61 and 63", and collectively the "PELs"), to the Company, subject to a 3% royalty interest retained by Mr. Ingram and Mr. Naylor, in exchange for 6,000,000 shares of the Company's stock. The PELs are held by Hemley Exploration Pty. Ltd., an Australian corporation ("Hemley") which, as a result of the transaction with Mr. Ingram and Mr. Naylor, became a wholly owned subsidiary of the Company.
At the time of the transaction, the PELs constituted the only significant assets of Hemley, and Hemley had not conducted any significant operations with respect to the PELs or otherwise.

     In March of 1997, the Company raised gross proceeds of $2,065,000 through the issuance of 1,475,050 shares of its Common Stock to an affiliate of FAI Insurance, Ltd., one of Australia's largest insurance underwriting companies. These funds were intended to finance initial exploration activities under the PELs, and to permit the Company to pursue other petroleum exploration and development opportunities in Australia and Southeast Asia.

     The initiation of exploration activities under the PELs has been delayed pending completion of negotiations with the aboriginal tribes claiming interests in the geographic areas covered by the PELs. A native group has asserted rights to title of the land subject to PEL 63. The Company is currently in the process of resolving such claims. Aeromagnetic surveys in the northeast portion of the Officer Basin of South Australia, being the geographic area covered by the PELs, have been recently completed, and the data is in the process of interpreted. A report on such data is expected in the near future. Additional seismic studies on the areas covered by the PELS are expected to be conducted over the course of the next year.

     In July of 1997 the Company entered into a Joint Venture Agreement with PT. Putra Bakti Mahkota, an Indonesian corporation ("Putra") regarding participation in the development of the Sambidoyong Oil Field in Indonesia, pursuant to the terms of a Technical Assistance Contract (the "TAC") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), an Indonesian State Enterprise controlling the development of the field. In September of 1997 the Company's joint venture with Putra terminated due to Pertamina's failure to provide, within the time frame provided in the Joint Venture Agreement, its approval of modifications to the TAC to permit the joint development effort to take place. The Company is investigating the reasons for Pertamina's failure to approve the joint venture activities and may approach Pertamina to pursue in another manner the possibility of participating in the development of the Sambidoyong Oil Field or other properties within the control of Pertamina. The Company continues to investigate other development prospects in Indonesia and elsewhere.

     General Risks and Uncertainties
     -------------------------------

     Currently the Company has not identified any proven reserves, and is not involved in any oil and gas production activities. There can be no assurance that in the future the Company will locate proved reserves, whether associated with the PELs or otherwise. Exploration and development activities undertaken may not result in the establishment of producing wells. In the event proved reserves are identified, the feasibility of recovery is strongly dependent upon world market prices for oil and gas. There can be no assurance that amounts capitalized as acquisition, exploration and development costs will be recoverable through future operations.

     Operating Hazards and Insurance.  The oil and gas business involves a
     -------------------------------
variety of operating risks, including the risks of fire, explosions, blow outs, pipe failures, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean up responsibilities, regulatory investigations and penalties and suspension of operations. Upon the initiation of development activities, the Company will seek to obtain a gas and oil lease operator policy that would insure the Company against certain risks associated with drilling, completing and operating any wells. There can be no assurance that such insurance would be available to the Company or, if it is obtained, that it would be adequate to cover any losses or exposure to liability. Once the Company commences exploration and development activities, even if it obtains insurance as customary in the industry, such insurance coverage would not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. Any difficulty in obtaining or maintaining insurance coverage may impair the Company's ability to engage in its proposed business activities.

     Regulation.  The oil and gas industry is extensively regulated by
     ----------
national, regional  and local authorities in each jurisdiction in which the
     --
Company may be involved in exploration, development and production activities. In particular, oil and gas production operations and economics are affected by price controls, environmental protection statutes, governmental control of extraction activities, tax statutes and other laws and regulations relating to the petroleum industry, as well as by changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Oil and gas industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous governmental and regulatory authorities, national, regional and local, are empowered to issue rules and regulations impacting the oil and gas industry, some of which carry substantial penalties for failure to comply. The legal and regulatory framework for conducting petroleum exploration, development and production activities in foreign countries is also subject to change due to changes in the parties in power. The Company's proposed activities would be subject to the risks associated with political instabilities. The regulatory burdens and political risks associated with the oil and gas industry increase the cost of doing business and, consequently, affect a participant's ability to achieve profitability.

     Competition.  The oil and gas industry is highly competitive in all of
     -----------
its phases. The Company will encounter competition from other oil and gas companies in all areas of its operations, including the acquisition of interests in exploration and development properties, the marketing of oil and gas that may be produced, and the availability of drilling rigs. Many of these competitors possess greater financial, technical and other resources than the Company. Competition for acquisition of rights to exploration and development of properties is affected by the amount of funds available to the Company and information about producing properties available to the Company. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. There has been increased competition for lower risk development opportunities and available sources of financing.

     Environmental Regulation.  Various national, regional and local laws and
     ------------------------
regulations covering the discharge of materials into the environment or otherwise relating to the protection of the public health and the environment may affect the Company's operations, expenses and costs. The Company does not believe that its environmental risks will be materially different from those of comparable oil and gas companies operating in similar geographic areas. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in the curtailment in production activities or materially increase the costs of exploration, development or production, or otherwise adversely effect the Company's operations and financial condition.

     Bankruptcy Proceeding.  As has been disclosed in prior filings, on
     ---------------------
December 31, 1985, the Company filed a Chapter 11 Petition for Voluntary
     -
Bankruptcy in the United States Bankruptcy Court for the District of Utah, Central Division. At the Company's request, on January 14, 1988 the bankruptcy proceedings were dismissed.

     Employees.  The Company has two employees, both of which work full time
     ---------
for the Company. The employees are Paul Ingram and John Naylor, the two officers of the Company, who between themselves handle all administrative functions and the investigation and evaluation of potential exploration and development projects.

     Negotiations for Acquisition of Interest in Drilling Rig.  The Company,
     --------------------------------------------------------
directly and through its wholly owned subsidiary, is negotiating for the acquisition of a 50% interest in a Cabot 1000 drilling rig. Under the tentative terms of the acquisition arrangement, this rig would be made available for use in the Company's Southeast Asia and Australian drilling programs. Faced with the worldwide scarcity of good oil field equipment, the Company has been working to acquire rights to, or an interest in, a drilling rig. The tentative acquisition terms call for the Company to pay $300,000 and deliver 806,666 unregistered shares of the Company's Common Stock to the seller in consideration for a 50% interest in the rig. The interest in the rig would be sold by Desco Inc., an entity doing business in the Philippines, and would be operated under the management of TD International, an affiliate of Desco, Inc. The Company is currently in the final negotiations of the terms of an acquisition agreement.

ITEM 2.   DESCRIPTION OF PROPERTY.
----------------------------------

     General.  The Company's primary asset is its interests in the PELs, which
     -------
were issued by the State of South Australia, and an access agreement providing the Company with access to the property covered by the PELs, negotiated with the Anangu Pitjantjatjari aboriginal tribe.

     The area covered by the PELs is roughly described as a portion of the Eastern Officer Basin, consisting of 17,188 square kilometers (4.2 million acres), situated approximately 200 miles south of Alice Springs and approximately 700 miles north of Adelaide. Although the location is remote from populated areas, a modern railway and a year-round, sealed highway service the site, and provide access from the site to a refinery at Alice Springs to the north, and a refinery and deep water port at Port Augusta and Adelaide to the south. The terrain is relatively flat, making access to rail and highway uncomplicated. Due to the remoteness of the site, it is anticipated that development would cause minimal disturbance to human population, flora or fauna. Climatic conditions typically allow operations 350 days of the year.

     Grant and Area of PELs.  The PELs were granted to Hemley on 23 May 1996,
     ----------------------
pursuant to the terms of the Petroleum Act 1940 (South Australia) (the "Petroleum Act"). Under Australian law, minerals and petroleum are vested in the Government; rights to explore and extract petroleum within mainland South Australia are conferred under and regulated by the Petroleum act and regulations made by the South Australian Government under that Act.

     In broad terms, the PELs confer the right to explore for gas and liquid hydrocarbons within the license area, but not to undertake commercial production of any reserves which are discovered. The initial term of each PEL is five (5) years, ending on 22 May 2001. The PELs were issued by the South Australian Department of Mines and Energy (the "Department") on behalf of the Minister for Mines and Energy.

     PEL 61 covers an area of approximately 6,258 square kilometers, and falls entirely within the land area known as the "Pitjantjatjara Lands." These lands are subject of the Pitjantjatjara Land Rights Act 1981 (South Australia) (the "Pitjantjatjara Act"). Pursuant to this Act, ownership of the Pitjantjatjara Lands had been vested in a corporation, Anangu Pitjantjatjara, on behalf of the local traditional occupiers of the land. The vesting of these lands in Anangu Pitjantjatjara, and the terms of the Pitjantjatjara Act, do not prevent Hemley Exploration from exercising its rights under PEL 61. However, in order to comply with the Pitjantjatjara Act, Hemley Exploration is subject to an Access Agreement with Anangu Pitjantjatjara, which further regulates Hemley Exploration's activities on the PEL area.

     PEL 63 covers an area which is adjacent to (but outside of) the Pitjantjatjara Lands area. The total area covered by the license is 10,930 square kilometers, though the license is expressed only to apply to specified categories of land within this area. In essence, these are categories of land in respect of which, under Australian law, a native title claim will not (or is most unlikely to) apply.

     PEL 63 is not subject to any separate agreements with third parties. However, a native group has asserted rights to land subject to this license agreement. The Company is currently in the process of resolving such claims and may be obligated under such circumstances to pay certain amounts and be subject to additional requirements of an agreement originated with the native group and the Company.

     Petroleum Exploration Licenses - Rights and Obligations.  The PELs have
     -------------------------------------------------------
been issued for an initial term of five years, subject to the license renewal provisions contained in the Petroleum Act. The Petroleum Act prescribes minimum exploration expenditure requirements to apply during the initial term of an Exploration License. However, in the case of each of PELs 61 and 63, a detailed plan setting out minimum levels of exploration for each year of the initial term of the PEL is included in the License conditions. The plan includes minimum estimated expenditure levels for each year, as follows:




                                PEL 61       PEL 63

Year 1 (ending 22 May 1997)  A$1,250,000    A$645,000
Year 2 (ending 22 May 1998)    2,000,000      340,000
Year 3 (ending 22 May 1999)    2,450,000    1,700,000
Year 4 (ending 22 May 2000)    3,950,000    1,770,000
Year 5 (ending 22 May 2001)    4,975,000      300,000

Total                       A$14,625,000  A$4,755,000


     Under the terms of each License, if Hemley fails to comply with the prescribed exploration requirements in any year of the term, the responsible Minister may (in his discretion) cancel or vary the License or, alternatively, vary these expenditure requirements. The Company has to date been unable to meet the exploratory requirements of the PELs, as a result of certain complications associated with the status of one of the PELs . The South Australian Department of Mines and Energy ("MESA") has eased the requirements associated with the Company's PELs and has agreed to work with the Company to resolve such complications. Currently the Company believes that both PELs are in good standing with MESA.

     In brief, some of the principal rights and obligations attaching to Hemley as the holder of a Petroleum Exploration License are as follows:

          (a) the Licensee has the exclusive right to engage in petroleum exploration on the subject area;

          (b) the Licensee must comply with general conservation and rehabilitation obligations set out in the Petroleum Act and Regulations;

          (c) the Licensee is subject to ongoing reporting obligations to the Department in respect of work undertaken and expenditure incurred;

          (d) the Licensee must also consult with and obtain the approval of the Department in respect of work to be undertaken for the remainder of the term; and

          (e) where any part of the License area is being used for certain other purposes, such as for the cultivation of crops or as pasture, the Licensee must first obtain the consent of the relevant occupier or user.

     A most important obligation of Hemley as the Licensee under the PELs is to notify the Minister upon the discovery of petroleum (whether liquid or gaseous) within the relevant License area. Particulars of the quantity and quality of the petroleum must be provided as soon as practicable. The rights of Hemley to apply for a Production License in this event are referenced below.

     Extension of Term of PEL.  The Petroleum Act makes provision for the
     ------------------------
renewal of Petroleum Exploration Licensees for further terms of five years. Hemley would be entitled to apply for and obtain such an extension at the end of the current term of the PELs, subject to satisfying the Department that all of the obligations applicable to the initial term have been satisfied. Upon any such renewal, the existing area of the PEL would be required to be reduced by not less than 25% by the excision of area(s) from the existing area of the License.

     PEL 61 - Access Agreement.  As referenced above, the area of PEL 61 is
     -------------------------
subject to the Pitjantjatjara Act. Under the terms of that Act, in order for any exploration or production activities to be undertaken on the Pitjantjatjara Lands under (inter alia) the Petroleum Act, the permission of Anangu Pitjantjatjara must first be obtained. The Access Agreement dated 5 March 1996, between Anangu Pitjantjatjara (on the one hand) and Paul Ingram and John Naylor (on the other), sets out the terms upon which permission has been granted for both exploration and production operations within the area of PEL 61. The Access Agreement was entered into by Messrs. Ingram and Naylor prior to the grant of the PEL, but the Agreement contemplates the substitution of a company owned by them. Accordingly, Hemley is now bound by the terms of the Access Agreement.

The Access Agreement provides for certain payments to be made to Anangu
 Pitjantjatjara, based on:

  (a)  annual exploration expenditure on the License area; and

  (b)  the well-head value of any petroleum produced from the License area

     The Access Agreement also entitles Anangu Pitjantjatjara to take up a participatory interest of up to 10% in any Petroleum Production License which may be granted in respect to any petroleum discovery within the area of PEL 61.

     Grant of Petroleum Production License.  As the holder of PELs 61 and 63,
     -------------------------------------
Hemley enjoys priority rights in respect of any petroleum reserves which it discovers within the area of either license. Provided that it is in compliance with its obligations under the relevant PEL and the Petroleum Act at the time of discovery, Hemley will be entitled to apply for a Petroleum Production License for the area within which the petroleum is discovered. In this event, and subject to the foreign investment and native title considerations referenced below, the Minister will be obliged to grant the License, unless the reserves or quality of petroleum are not sufficient to warrant production. If the holder of a Petroleum Exploration License makes an economic discovery, and fails to apply for a Production License within twelve
(12) months, the responsible Minister may then grant a Production License in respect of the field to any third party.

     A Petroleum Production License has a term of twenty-one (21) years, but may be renewed for further 21 year terms. The are of such a License may not exceed 260 square kilometers. A Production License confers upon the licensee the exclusive right to conduct operations for the production of petroleum within the License area, including all necessary construction and other works.

     If Hemley is granted any Petroleum Production Licenses, under the terms of the Petroleum Act, these will also be subject to a royalty, payable to the Government, at a rate of 10% of the well-head value of petroleum recovered.

     Foreign Investment Considerations.  Australia's foreign investment policy
     ---------------------------------
is administered by the Federal Treasurer with the assistance of the Foreign Investment Review Board ("FIRB"). For the purposes of the policy, Hemley will constitute a "foreign interest." While the granting of the PELs to Hemley would not have attracted the operation of the policy, it is likely that Hemley will be required to obtain the approval of the FIRB under that policy before being entitled to the grant of one or more Petroleum Production Licenses. Under the current policy, the level of scrutiny of the proposal will, in broad terms, depend on the projected level of investment in the development. If the planned investment is less than A$50 million, the FIRB will normally approve the grant without examination. If this level is exceeded, the FIRB will examine the proposal, and will approve the grant of the License unless this is considered by the Government to be contrary to the national interest.

     Native Title Considerations
     ---------------------------

     1.     Native Title.  In 1992, the High Court of Australia handed down
            ------------
its decision in the "Mabo case." In that decision, the Court rejected the traditional doctrine that Australia was terra nullius (land belonging to no one) at the time of British settlement. It stated that the common law of Australia recognizes the existence of a form of native title held by Australia's indigenous inhabitants over their traditional lands where:

          (a) a group of indigenous people can establish that it has maintained a substantial connection with the land, in accordance with traditional laws and customs of the group, since the time of British settlement; and

          (b)     the native title rights have not been lawfully extinguished.

          The Court found that the content of native title is dependent upon the traditions, customs and laws of the particular Aboriginal group. There is no single, universal native title - rather it will vary from group to group. Therefore, once a group has established that it has maintained the requisite connection with the land since British settlement, the court must look to the traditions, customs and laws of that group to determine the precise content of native title.

          In response to the High Court's decision, the Commonwealth Parliament enacted the Native Title Act 1993 (the "NTA") in December 1993. The NTA has a number of objectives:

          (a) PROTECTION OF NATIVE TITLE -- to provide for the recognition and protection of native title.

          (b) VALIDATION OF PAST ACTS - to provide for, or allow, the validation of Government acts (including the grant of interests in land) done before the commencement of the NTA on 1 January 1994, which might otherwise be invalid because of the existence of native title.

          (c) COMPENSATION - to provide for compensation to be paid to native title holders where native title has been extinguished or impaired as a result of validation of a past act.

          (d) VALIDITY OF FUTURE ACTS - to establish procedures to be followed to ensure that Government acts after 1 January 1994 which may affect native title can proceed without extinguishing or impairing native title, and are therefore valid. These include the "right to negotiate" procedure which applies in relation to the grant, renewal and extension of mining and exploration titles.

          (e) NATIVE TITLE CLAIMS - to establish a procedure for native title claims to be made and determined.

          The NTA also established the National Native Title Tribunal ("NNTT") for the purposes of carrying out specified functions under the NTA.

     2.     Future Act Regime.  In order to ensure that native title rights
            -----------------
are protected in relation to future grants of interests in land, the NTA specifies that such grants can only be validly made over land in which native title might exist if certain conditions are satisfied. These conditions include giving native title holders the same procedural rights as the holders of ordinary "freehold" title to the land, including the right to be notified.

          In addition, the NTA prescribes a special procedure called the "right to negotiate" procedure (the "RTN procedure") which must be followed to ensure the validity of certain types of future acts relating to onshore land. These acts include:

(a) the creation of a right to mine (which is defined to include exploration and prospecting for petroleum or gas); and

(b) an extension of the period of a right to mine, where the extension was not part of the original grant of the right to mine.

          Under the RTN procedure, a State Government that is planning to do the act (for example, the granting of a petroleum exploration license) must give notice of its intention to do so to various parties, including:


(a) any registered native title holders or claimants (native title parties) in relation to the land;

(b) any representative Aboriginal body that will be affected by the proposed act; and

(c)  the general public.


          Aboriginal groups which wish to oppose or have input in relation to the proposed future act have two months from the issuance of the notice in which to notify the NNTT. The Government must then give the native title parties an opportunity to make submissions in relation to the proposed future act, and must negotiate in good faith with the native title parties and the grantee with a view to obtaining the agreement of the native title parties to the doing of the act. If the parties fail to reach an agreement within a specified period of time, the NNTT can be requested to make a determination.

     3.     Conditions Relating to Grant of Petroleum Exploration Licenses 61
            -----------------------------------------------------------------
and 63.  Both PELs were granted after the commencement of the NTA.
------
Accordingly, the future act regime and the RTN procedure applied to the grant
------
of the Licenses. Although it is not apparent from the terms of the License documents themselves, it is assumed that these procedures were followed by the South Australian Department of Mines and Energy and the Licenses were therefore validly granted under the NTA.

          PEL 63 is a "Swiss cheese" grant, in that the License relates only to land for which native title is likely to have been extinguished. This land is described in the License document as including:


(a) land that is now or was formerly the subject of a grant of freehold title or of a perpetual Government lease; and

(b) land which is or was formerly subject to a pastoral lease granted by the South Australian Government.

Land over which native title may still exist is intended to be excluded from the scope of the License.

     4.     Native Title Claims.  As mentioned above, the NTA allows for
            -------------------
Aboriginal groups to register claims for native title with the NNTT. Once a claim is accepted and registered, the claimants are then entitled to receive notice of any proposed dealing in the claimed land by the relevant Government. If other parties, such as the relevant State or Territory Government or underlying landowners, oppose the claim, the NNTT must direct the parties to try and reach an agreement about the existence of native title.

          On the basis of a search of the Register of Native Title Claims kept by the NNTT, the only claim which has been registered with the NNTT and which may affect the PELs is a claim lodged by William Lennon Snr on behalf of the Antakirinja Muntuntjarra people (Claim No. SC 95/7). This claim would only affect land within the boundary of PEL 63. The claim was accepted by the Registrar on August 29, 1996.

     5.     Renewal of the PELs and Grant of Petroleum Production Licenses.
            --------------------------------------------------------------
Under the current regime, renewal of the PELs or the grant of a Petroleum Production License to Hemley will constitute a future act to which the RTN procedure applies. Therefore, prior to renewal or grant, the governmental authority will be required to notify any registered native title holders or claimants, who will then have the opportunity to oppose the renewal or grant.

          On the assumption that no further native title claims are lodged over the areas covered by the PELs, it appears that the renewal of PEL 61, or a grant of a PPL in substitution for it, is unlikely to be opposed by any aboriginal groups. This is because the area covered by the PEL (or PPL) is part of the Pitjantjatjara Lands, and so covered by the Pitjantjatjara Act and the Access Agreement. However, the position is less certain in respect of PEL 63.

     6.     Legislative Amendments; Recent Developments.  The current Federal
            -------------------------------------------
Government has proposed extensive amendments to the NTA. These amendments include the exclusion of certain exploration and mining tenements from the RTN procedure, provided certain conditions are met. It is expected that substantial revisions will be made to the amendments before they are passed.

          The content of the amendments will also be affected by the Government's response to the High Court's decision in the recent "Wik case," which was handed down on 23 December 1996. In that case, the Court held that pastoral leases did not necessarily extinguish native title rights. This decision may have some impact on PEL 63, as it appears to cover substantial areas of land which are or have been the subject of pastoral leases. The South Australian Government may also take steps to clarify the status of mineral and petroleum tenements granted over pastoral lease land, as a result of the High Court's decision.

     No Active Exploration Activities or Wells.  The Company has not yet
     -----------------------------------------
commenced active exploration and production activities, has drilled no wells and has no production wells or developed acres.

     Company Facilities.  The Company currently conducts its business
     ------------------
operations out of facilites located in Sarasota, Florida provided by its
     ---
officers, at no cost to the Company. In March 1997, Hemley entered into an operating lease for office space in AustraliaThe terms of the lease provide for payments of approximately $10,500 annually and the lease expires in March of 1999. It is anticipated that at the time of commencement of substantial exploration and development activities, offices and facilities will be established at the site of such operations

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

     PART II
     -------

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------------------

     The Company's Common Stock is traded on the NASDAQ bulletin board, under the symbol MSNO. The Company estimates that at September 30, 1997, there were approximately 2,365 holders of record of the Company's Common Stock.

     The Company has not declared or paid any cash dividends on its Common Stock during the last two fiscal years, and does not anticipate the declaration or payment of dividends in the foreseeable future. The Company is not subject to any restrictions that limit its ability to pay dividends, other than the unavailability of funds and a statutory restriction found in the Utah Revised Business Corporation Act, which prohibits the payment of distributions to sharehodlers if, after giving effect to such distribution:

(a) The Company would not be able to pay its debts as they become due in the usual course of business; or

(b) The Company's total assets would be less than the sum of its total liabilities.

     The following table sets forth the range of high and low bid information, as reported by the bulletin board services, for the Company's Common Stock for each quarter since Mr. Naylor and Mr. Ingram acquired a controlling interest in the Company and transferred the PELs to the Company, reviving it from its dormant status. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.




                       Quarter Ended      Common Stock
                      -----------------  -------------
                            High              Low
                      -----------------  -------------
June 30, 1997             $ 0.4375          $0.4375
March 31, 1997            $   1.50          $1.4373
December 31, 1996         $   1.00          $  1.00



     Since the filing by the Company of a General Form for Registration of Securities of Small Business Issuers on Form 10-SB in May of 1996, the Company has sold securities that were not registered under the Securities Act of 1933, as follows:

     A. On or about October 14, 1996, the Company issued 3,000,000 shares of Common Stock to Paul Ingram and 3,000,000 shares of Common Stock to John Naylor, in exchange for the transfer to the Company from each purchaser of a fifty percent (50%) equity interest in Hemley.

     B. On or about February 28, 1997, the Company issued 1,475,050 shares of Common Stock to FAI Overseas Investments Pty. Ltd. in consideration for the payment to the Company $2,065,000.

     No underwriters were involved in any of the transactions described in the preceding paragraph. No underwriting discounts or commissions were paid with respect to such transactions. The Company claimed exemption under Section 4(2) of the Securities Act of 1933 with respect to the first transaction listed above, and under Section 4(2) and/or Regulation S as with respect to the second transaction.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------

     The Company has not had revenues from operations in either of the last two fiscal years. The Company's plan of operation for the next twelve months is set forth below.

     Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating levels, for a period of one year. The Company will continue to conduct investigations and evaluations of promising exploration and development opportunities, and will conduct testing and gather data with respect to such properties, but will defer any substantial exploration or production activities pending receipt of additional financing.

     The Company plans to seek to raise additional capital to fund future exploration and development operations, through the issuance of additional equity in either the private or public markets within the next 12 months. There can be no assurance that the Company will be able to obtain any such financing.

     The Company is proceeding with negotiations for the purchase of a 50% equity interest in a drilling rig, as referenced in Item 1 above.

     The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and development activities.




ITEM 7.   FINANCIAL STATEMENTS.
-------------------------------



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     As previously reported in a current report on Form 8-K dated September 22, 1997, effective as of September 22, 1997, the firm of Mantyla, McReynolds & Associates ("Mantyla") was dismissed as the Company's principal independent accountant, and the accounting firm of Ehrhardt Keefe Steiner & Hottman PC was engaged by the Company to serve as the principal accountants to audit the Company's financial statements.

     The reports of Mantyla on the Company's financial statements for the two fiscal years ended December 31, 1995 and December 31, 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit, scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with Mantyla, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mantyla's satisfaction, would have caused Mantyla to make reference to the subject matter of the disagreement in connection with its report.

                                   PART III
                                   --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

     The information required by this item is hereby incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION.
----------------------------------

     The information required by this item is hereby incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------

     The information required by this item is hereby incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
----------------------------------------------------------

     The information required by this item is hereby incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------

 (a)  Exhibits

*Exhibit 3.1   Articles of Incorporation of the Registrant.  (Filed as Exhibit
               3.1 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed
               May 31, 1996).

*Exhibit 3.2   Articles of Amendment to Articles of Incorporation.  (Filed as
               Exhibit 3.2 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

*Exhibit 3.3   Bylaws of the Registrant.  (Filed as Exhibit 3.3 to the
               Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

*Exhibit 3.4   Amended Bylaws of the Registrant.  (Filed as Exhibit 3.4 to the
               Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

*Exhibit 10    Stock Purchase Agreement, dated September 10, 1996, by and between Craig Carpenter, Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor. (Filed as Exhibit 2.1 to the Registrant's
               Form 10-QSB Reg. No. 000-28184 filed November 15, 1996).

*Exhibit 10.1  Stock Purchase and Sale Agreement, dated October 14, 1996, between Registrant, Paul B. Ingram and John L. Naylor. (Filed as Exhibit 2.2 to the Registrant's Form 10-QSB Reg.
               No. 000-28184 filed November 15, 1996).

*Exhibit 10.2  Access Agreement between Anangu Pitjantjatjara and John Leonard
               Naylor and Paul Bryan Ingram. (Filed as Exhibit 2.5 to the Registrant's Form 10-QSB, Reg. No. 000-28184 filed February 21,
               1997).

*Exhibit 10.3  Petroleum Exploration License (PEL) No. 61 and PEL Agreement.
               (Filed as Exhibit 2.3 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed February 21, 1997).

*Exhibit 10.4  Petroleum Exploration License No. 63 and PEL Agreement. (Filed
               as Exhibit 2.4 to the Registrant's Form 10-QSB Reg.
               No. 000-28184 filed February 21, 1997).

Exhibit 10.5 Joint Venture Agreement between Hemley Exploration PTY. LTD., an Australian corporation and PT. PUTRA BAKTI MAHKOTA, an Indonesian corporation.

*Exhibit 10.6  Subscription Agreement and Investment Representation, dated
               February 28, 1997. (Filed as Exhibit 10.1 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

*Exhibit 10.7  Consulting Fee Agreement dated February 28, 1997.  (Filed as plan to the Registrant's Registration Statement in Form S-8 Reg. No. 333-24467 filed April 3, 1997).

*Exhibit 10.8  Amendment No. 1 to Consulting Fee Agreement dated May 8, 1997, amending the Consulting Fee Agreement dated February 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8 Registration Statement dated March 25, 1997. (Filed as Exhibit 10.2 to the Registrant's Form 10-QSB Reg.
               No. 000-28184 filed May 20, 1997).

*Exhibit 16    Letter on Change in Certifying Accountant.  (Filed as Exhibit 16
               to the Registrant's Form 8K Reg. No. 0-28184 filed September 29,
               1997.

Exhibit 21     Subsidiaries of the Registrant

Exhibit 24     Power of Attorney

Exhibit 27     Financial Data Schedule

*Exhibits incorporated herein by reference.

(b)  Reports on Form 8-K
       No reports on Form 8-K were filed during the fourth quarter.



                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     October 13, 1997


                              MASON OIL COMPANY, INC.



                              By:  /s/Paul B. Ingram
                                  ------------------
                                  Paul B. Ingram, President (Principal
                                  Executive Officer) and Director

                            MASON OIL COMPANY, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED JUNE 30, 1997
                         AND THE PERIOD FROM INCEPTION
                     (FEBRUARY 29, 1996) TO JUNE 30, 1996

                    MASON OIL COMPANY, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS
                               -----------------



                                                                    Page
                                                                    ----

Independent  Auditors'  Report                                      1

Consolidated  Financial  Statements

Consolidated Balance Sheet                                          2

Consolidated Statements of Operations                               3

Consolidated Statement of Changes in Stockholders' Equity           4

Consolidated Statements of Cash Flows                               5

Notes to Consolidated Financial Statements                          7

                         INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  and  stockholders
Mason  Oil  Company,  Inc.  and  Subsidiary


We have audited the accompanying consolidated balance sheet of Mason Oil Company, Inc. and Subsidiary (the Company) as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 1997 and the period from inception (February 29, 1996) to June 30, 1996. These financial statements are the responsibility of the Companys' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mason Oil Company, Inc. and Subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the year ended June 30, 1997 and the period from inception (February 29, 1996) to June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's future exploration and development commitments and recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. As further described in Note 5, the Company has been unable to meet the exploratory operation requirements for its petroleum leases (PEL's). These PEL's reflect the Company's only cost center and potential revenue source at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /S/Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
October  10,  1997
Denver,  Colorado

                    MASON OIL COMPANY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997


                                    ASSETS

Current  Assets


 Cash and cash equivalents. . . . . . . . . . . . . . . . .  $1,587,627
 Prepaid expenses and other . . . . . . . . . . . . . . . .       1,904
                                                             -----------
   Total current assets . . . . . . . . . . . . . . . . . .   1,589,531
                                                             -----------

Property and equipment, at cost
 Unproved oil and gas properties, full cost method
  (Notes 3 and 5) . . . . . . . . . . . . . . . . . . . . .     192,893
 Vehicles . . . . . . . . . . . . . . . . . . . . . . . . .      33,825
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,530
                                                             -----------
                                                                229,248
 Less accumulated depreciation. . . . . . . . . . . . . . .      (1,786)
                                                             -----------
                                                                227,462
Other assets
 Intangible asset (net of accumulated amortization of $281)       1,048
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . .      24,643
                                                             -----------
                                                                 25,691
                                                             -----------

Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $1,842,684
                                                             ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . . .  $   19,165
 Notes payable - related parties (Note 4) . . . . . . . . .     196,591
 Current portion of notes payable (Note 4). . . . . . . . .      11,358
                                                             -----------
   Total current liabilities. . . . . . . . . . . . . . . .     227,114
                                                             -----------

Long-term notes payable (Note 4). . . . . . . . . . . . . .      11,011
Deferred salary - stockholder . . . . . . . . . . . . . . .      24,000
                                                             -----------

Commitments and contingencies (Notes 2, 4, 5 and 7)

Stockholders' (equity)
 Common stock, $.001 par value, 200,000,000 shares
  authorized; 10,890,504 issued and outstanding . . . . . .      10,890
 Additional paid in capital . . . . . . . . . . . . . . . .   1,881,801
 Retained deficit . . . . . . . . . . . . . . . . . . . . .    (310,554)
 Foreign currency translation adjustment. . . . . . . . . .      (1,578)
                                                             -----------
                                                              1,580,559
                                                             -----------

Total liabilities and stockholders' equity. . . . . . . . .  $1,842,684
                                                             ===========

                 See notes to consolidated financial statements.

                      MASON OIL COMPANY, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                               For the Period
                                                               from Inception
                                                                (February 29,
                                             For the Year         1996) to
                                             Ended June 30,        June 30,
                                                 1997                1996
                                             -------------      -------------

General and administrative expenses. . . .  $    (312,940)       $(1,211)

Other (expense) income
 Interest income . . . . . . . . . . . . .         25,507             95
 Interest expense. . . . . . . . . . . . .        (13,939)             -
                                            -------------        --------
                                                   11,568             95
                                            -------------        --------

Net loss . . . . . . . . . . . . . . . . .  $    (301,372)       $(1,116)
                                            =============        ========

Net loss per common share. . . . . . . . .           (.04)       $(11.16)
                                            =============        ========

Weighted average common shares outstanding      8,028,767            100
                                            =============        ========



                        See notes to financial statements.

                    MASON OIL COMPANY, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                   Additional                 Foreign
                    Common Stock     Paid in                  Currency
                    ------------                Accumulated  Transaction
                  Shares    Amount   Capital      Deficit     Adjustment  Total
                 --------  -------- ---------   -----------  ----------- -------
Inception . .        -     $     -  $       -   $        -   $        -  $    -

Exchange of 100
 shares of common
 stock for
 shareholders
 interest in
 Hemley Petroleum
 Pty. Ltd. . . .     100       100         900           -            -   1,000

Net loss . . . .      -          -           -       (1,116)          -  (1,116)

Foreign currency
 translation
 adjustment. . .      -          -           -           -          (231)  (231)
                   -------   --------    --------   --------      -------  -----

Balance at
 June 30, 1996 .     100       100         900       (1,116)      (231)    (347)

Recapitalization
 and issuance of
 stock for assets
 in connection
 with reverse
 acquisition
 (Note 1) . .  9,225,354     9,125       (900)       (8,066)        -       159

Issuance of
 stock for
 consulting
 services
 (Note 6) . .    190,000       190     34,776            -          -    34,966

Issuance of
 stock, net of
 related costs
 of $216,500
 (Note 6). .   1,475,050     1,475  1,847,025            -          - 1,848,500

Net loss . .         -         -          -         (301,372)       -  (301,372)

Foreign currency
 translation
 adjustment .        -         -         -               -      (1,347)  (1,347)
              ------------ -------- -----------     ---------  -------  --------

Balance at
 June 30,
 1997. . . .  10,890,504  $ 10,890  $  1,881,801  $(310,554) $(1,578) $1,580,559
              ==========  ========  ===========  ==========  ========  =========

                      See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                 For the Period
                                                                 from Inception
                                                                  (February 29,
                                               For the Year          1996) to
                                               Ended June 30,        June 30,
                                                   1997                1996
                                               --------------     --------------
Cash used in operations
 Net loss . . . . . . . . . . . . . . . .      $    (301,372)     $     (1,116)
                                               -------------      ------------
 Changes to reconcile net loss to net
  cash used in operations
   Stock issued for services. . . . . . .             34,966                -
   Depreciation and amortization. . . . .              2,067                -
   Changes in assets and liabilities
     Prepaid expenses and other . . . . .             (1,857)              (47)
     Deposits . . . . . . . . . . . . . .               (943)          (23,700)
     Organizational costs . . . . . . . .                 77            (1,406)
     Accounts payable and accrued
      expenses. . . . . . . . . . . . . .             36,916             6,249
                                                ------------      ------------
                                                      71,226           (18,904)
                                                ------------      ------------
       Net cash used in operations. . . .           (230,146)          (20,020)
                                                ------------      ------------

Cash used in investing activities
 Acquisition of oil and gas leases. . . .                 -            (28,921)
 Oil and gas exploration capital
  expenditures. . . . . . . . . . . . . .            (16,433)         (147,539)
 Purchase of vehicles and equipment . . .            (11,754)               -
                                                ------------      ------------
       Net cash used in investing
        activities. . . . . . . . . . . .            (28,187)         (176,460)
                                                ------------      ------------

Cash provided from financing activities
 Notes payable and advances from
  stockholders. . . . . . . . . . . . . .                 -            208,988
 Payments on notes payable. . . . . . . .            (15,629)               -
 Issuance of common stock . . . . . . . .          1,848,500                -
 Cash acquired in reverse acquisition . .              2,159                -
                                                ------------      ------------
       Net cash provided by financing
        activities. . . . . . . . . . . .          1,835,030           208,988
                                                ------------      ------------

Effect of exchange rates on cash. . . . .             (1,347)             (231)
                                                ------------      ------------

Net increase in cash and cash
 equivalents. . . . . . . . . . . . . . .          1,575,350            12,277

Cash and cash equivalents at beginning
 of period. . . . . . . . . . . . . . . .             12,277                -
                                                ------------      ------------

Cash and cash equivalents at end of
 period . . . . . . . . . . . . . . . . .       $  1,587,627      $     12,277
                                                ============      ============

Supplemental  disclosure  of  non-cash  financing  and  investing  activities:

     During the year ended June 30, 1997, the Company entered into a merger agreement which has been accounted for as a reverse acquisition. The following assets were acquired and liabilities were assumed in exchange for all common stock of the surviving company (Note 1):



 Cash. . . . . . . . . . . . . . . . . .  $    2,159
 Notes payable . . . . . . . . . . . . .      (2,000)
                                          ----------

 Net assets acquired . . . . . . . . . .  $      159
                                          ==========

 Net common stock received . . . . . . .  $    9,125
 Reduction of additional paid-in-capital        (900)
 Net effect on retained earnings . . . .      (8,066)
                                          ----------

 Net effect on equity. . . . . . . . . .  $    (159)
                                          =========

During fiscal year 1997, the Company financed $24,601 of the purchase price of two vehicles.

                     See notes to financial statements.

                  MASON OIL COMPANY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Nature  of  Business  and  Organization
---------------------------------------

Mason Oil Company, Inc. and Subsidiary (the Company) was incorporated in Utah and conducts principally oil and gas acquisition, exploration, and development activities in South Australia through a wholly owned Australian subsidiary; Hemley Exploration Pty. Ltd.

In  October  1996,  Mason  Oil  Company,  Inc. (Mason Oil) acquired all of the
issued  and  outstanding  common  shares  of    IAN    Holdings  Limited  and
Subsidiaries (IAN) in exchange for 6,000,000 shares of common stock of Mason Oil. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with IAN as the acquirer). IAN is considered the surviving entity. The historical financial statements prior to the merger are those of IAN. Mason Oil's only assets consisted of cash and a liability with a net book value of $159. Mason Oil and IAN subsequently merged with Mason Oil (the Company) as the legal survivor and continues to be governed under such Articles of Incorporation and bylaws in effect immediately prior to consummation of the merger.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of Mason Oil, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks  and  Uncertainties
-------------------------

Currently the Company has not identified any proven reserves, and therefore, is not involved in any oil & gas production activities. There can be no assurance that in the future the Company will locate proved reserves associated with its leasehold interests. In the event proved reserves are identified the feasibility of recovery is strongly dependent upon world market prices for oil & gas, and accordingly there can be no guarantee that amounts capitalized as acquisition, exploration, and development costs will be recoverable through future operations.

The  Company's principal operations are conducted in South Australia where the
Australian  dollar  is  the  functional  currency.    Future operations of the
Company could be adversely affected by unfavorable foreign currency fluctuations.


Foreign  Currency  Translation
------------------------------

All assets and liabilities of the Company's subsidiary are translated into U.S. dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated using the weighted average exchange rates for the period. Stockholders' investments are translated at the historical exchange rates prevailing at the time of such investments. Any gains or losses from foreign currency translation are included as a separate component of stockholders' equity. The prevailing exchange rate at June 30, 1997 was approximately 1 U.S. dollar to 1.34 Australian dollars.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had balances in excess of FDIC limits of approximately $1,461,000 at June 30, 1997.

Deposits
--------

Deposits at June 30, 1997 consist of security bonds on deposit with the Australian department of Mines and Energy as required by the associated license agreements.

Intangible  Asset
-----------------

The intangible asset reflects organizational costs which are being amortized using the straight-line method over five years.

Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which is five to seven years.

Oil  and  Gas  Properties
-------------------------

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Amounts capitalized by the Company as exploration costs currently consist of geological and geophysical (G&G) costs in addition to leasehold maintenance costs.

Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in capitalized costs to be amortized. Management of the Company assesses costs excluded from the full cost pool periodically for impairment.

Income  Taxes
-------------

The Company is subject to U.S. Federal income taxes and subject to foreign taxes in Australia for earnings of its Australian subsidiaries. No income taxes are currently due. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carry amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rules expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled at June 30, 1997. The Company has foreign net operating loss carryforwards of approximately $63,000, which can be used to offset future Australian income taxes payable. The net operating loss carryforwards have been fully reserved for by a valuation allowance.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amount for cash, receivables, accounts payable, notes payable and accrued expenses approximated their fair values as of June 30, 1997 due to the relatively short maturities of these instruments.

Use  of  Estimates
------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net  Loss  Per  Common  Share
-----------------------------

Net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. There are no common stock equivalents as of June 30, 1997.


NOTE  2  -  GOING  CONCERN
--------------------------

The Company's commitments for future exploration and development activities required under its Petroleum Exploration Leases coupled with the recurring net losses from inception to June 30, 1997 raise substantial doubt about the entity's ability to continue as a going concern. Management's plans to fund such commitments include raising additional capital through a private placement and the public markets. Management believes that the Company will be able to raise adequate capital to fund such future exploration and development operations.


NOTE  3  -  UNPROVED  OIL  AND  GAS  PROPERTIES
-----------------------------------------------

The Company maintains two petroleum exploration leases (PEL's) with 5 years terms expiring May 22, 2001. The Company may renew the leases for additional 5 year terms subject to the terms contained in the PEL's (Note 5).

The Company is currently participating in oil and gas exploration activities on approximately 4,200,000 acres in the state of South Australia. Such acreage comprises the Company's only cost center. The Company anticipates commencement of drilling activities during fiscal year 1998.

Costs  excluded  from  amortization consist of the following at June 30, 1997:



       Period               Acquisition   Exploration
      Incurred                  Costs         Costs       Total
--------------------------  ------------  ------------  --------

Inception to June 30, 1997  $     27,339  $    165,553  $192,893
                            ============  ============  ========


NOTE  4  -  NOTES  PAYABLE
--------------------------

Notes  payable  consists  of  the  following  at  June  30,  1997:


Note  payable  -  shareholder,  interest  at
 8%,  due  on  demand.  The  note  is
 without  collateral.                            $    177,498

Note  payable  -  shareholder,  interest
 at  8%,  due  on  demand.  The note is
 without collateral                                    19,093
                                                  -----------

Total related party notes payable                $    196,591
                                                 ============



Note payable - finance corporation, interest at
 11%, due in monthly installments of $903
 including interest through April 2000.  The
 note is collateralized by a vehicle.               $ 12,825

Note payable - finance corporation, interest
 at 10.35%, due in monthly installments of
 $615 through June 2000.  The note is
 collateralized by a vehicle                           9,544
                                                   ---------
                                                      22,369
 Less current portion                                (11,358)
                                                   ---------

                                                    $ 11,011
                                                    =========

Installments due on notes payable subsequent to June 30, 1997 are as follows:


   Year Ending June 30,
---------------------------
          1998 . . . . . . . . . . . . . . .        $ 11,358
          1999 . . . . . . . . . . . . . . .          11,011
                                                   ---------

                                                    $ 22,369
                                                   =========


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Petroleum  Exploration  Leases  (PEL's)
---------------------------------------

The Company has two Petroleum Exploration Licenses (PEL's) with the state of South Australia which contain certain commitments related to exploratory operations to be incurred over the five year term of each lease. The leases contain estimates of the costs to complete such exploratory operation requirements, stated in both Australian dollars (A $) and United States dollars using the June 30, 1997 exchange rate (U.S. $) as follows:


                                                        A $        U.S. $
                                                    -----------  -----------

Year one, ending May 22, 1997. . . . . . . . . . .  $ 1,895,000  $ 1,414,000
Year two, ending May 22, 1998. . . . . . . . . . .    2,340,000    1,746,000
Year three, ending May 22, 1999. . . . . . . . . .    4,150,000    3,097,000
Year four, ending May 22, 2000 . . . . . . . . . .    5,720,000    4,269,000
Year five, ending May 22, 2001 . . . . . . . . . .    5,275,000    3,937,000
                                                    -----------  -----------

Total estimated exploratory costs. . . . . . . . .  $19,380,000  $14,463,000
                                                    ===========  ===========



As of June 30, 1997, the Company has been unable to meet the exploratory operation requirements of the PEL's, as a result of certain complications associated with the status of one of the Company's PEL's. The Australian
Department of Mines and Energy (MESA) has eased the requirements associated with the Company's PEL's and has agreed to work with the Company to resolve such complications. Currently, the Company's management and legal counsel believes that both PEL's are in good standing with MESA. Although the Company has not yet received a modified program of exploratory requirements with MESA, management believes a revised program of exploratory commitments will be reached very soon.

In addition to the exploration operation requirements of the PEL's, one of the PEL's granted is also subject to the provisions of a separate Access Agreement with Anangu Pitjanjatjara (AP), a corporate body constituted under the name by the Pitjanjatjara Land Rights Act 1981 of South Australia. The access agreement with AP provides for annual rental payments to be made, which consists of a minimum annual rental of approximately $15,000 and additional amounts payable based upon the amount of Annual Exploration Expenditures (AEE's) incurred as follows:

         2.5% of AEE's less than or equal to $373,400, and 1.5% of AEE's in excess of $373,400

The conversion rate used for these financial statement disclosures are as of June 30, 1997 and reflect an exchange rate of approximately 1.34 U.S. dollars to 1 Australian dollar.

Under the terms of the Access Agreement, any application for a PPL by the Company would entitle AP at their option to obtain a participatory interest in any exploration and production joint venture agreement (JVA). AP may elect to take up to a maximum 10% participating interest and a minimum of a 1% participating interest in any respective JVA.

The  access  agreement  with  AP  also provides for certain overriding royalty payments to be made for all petroleum recovered under any PEL's or any Petroleum Production License (PPL) granted by the South Australian Department of Mines and Energy. In addition, certain stockholders' of the Company have been personally granted a 3% overriding royalty interest in any PPL's granted to the Company's subsidiary Hemley Exploration Pty. Ltd.

One of the license agreements currently held by the Company is not subject to any separate agreements with third parties, however, a native group has asserted rights to title of the land subject to the license agreement. The Company is currently in the process of resolving such claims and may be obligated under such circumstances to pay certain amounts and be subject to additional requirements of an agreement similar in terms to the Access Agreement with AP.

Operating  Leases
-----------------

In March 1997, the Company's Australian subsidiary entered into an operating lease for office space. The terms of the lease provide for payments of approximately $10,500 annually and the lease expires in March 1999. Future minimum lease payments under the office lease are approximately as follows:


 Fiscal  Year  Ended
 -------------------

        1998. . . . . . . . . . . . . . .        $10,500
        1999. . . . . . . . . . . . . . .          7,875
                                                 -------

                                                 $18,375
                                                 =======

Rental expense under the office lease was approximately $2,860 for the year ended June 30, 1997.


NOTE 6 - EQUITY
---------------

In February 1997, the Company entered into a subscription agreement with an Australian Investment Company. Pursuant to the terms of the agreement, the Investment Company purchased 1,475,050 shares of the Company's common stock at a price of $1.40 per share under a Regulation S offering of the Securities and Exchange Act of 1933. The Company realized net proceeds of approximately $1,850,000 from this transaction.

In February 1997, the company entered into an agreement with four consultants for the performance of certain services. In connection with this agreement, the Company issued 190,000 shares of common stock for consulting services provided from February 1997 through June of 1997. The Company has recorded $34,966 of consulting expense which is reflected in the accompanying
Consolidated Statement of Operations for the year ended June 30, 1997 and represents the fair market value of such services provided.


NOTE  7  -  SUBSEQUENT  EVENTS
------------------------------

In September 1997, the Company entered into an agreement to purchase a 50% interest in a drilling rig. Based on the terms of the agreement, the purchase price of $905,000 is expected to be funded by issuing approximately 800,000 shares of common stock valued at $600,000 and $305,000 cash.