Form 10QSB
period 1997-09-30
MASON OIL CO INC
filed 1997-11-14
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                OR

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

                                (941) 351-3102
                          (Issuer's telephone number)

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

                               NOVEMBER 14, 1997

There were 10,890,504 shares of the Issuer's common stock at a par value of $.001 per share, outstanding as of November 14, 1997.

                                    PART I
                             FINANCIAL INFORMATION
                            MASON OIL COMPANY, INC.
                                BALANCE SHEETS


                                     SEPTEMBER 30, 1997          JUNE 30, 1997
                                     ------------------          -------------

                                    ASSETS
Current Assets
 Cash and cash equivalents               $  1,482,443              $ 1,587,627
 Prepaid expenses                               1,017                    1,904
                                          -----------               ----------
     Total Current Assets                   1,483,460                1,589,531
                                           ----------               ----------

Property and equipment, at cost
 Unproved oil and gas properties,
  full cost method                            216,996                  192,893
 Vehicles                                      31,603                   33,825
 Other                                          5,076                    2,530
                                             --------                ---------
                                              253,675                  229,248
 Less accumulated
  depreciation                                 (5,387)                  (1,786)
                                          -----------                 --------
                                              248,288                  227,462
                                          -----------                 --------

Other noncurrent assets
 Organization costs                               942                    1,048
 Deposits                                      21,668                      -
 Total Other Assets                            22,610                   25,691

    Total                                   1,754,358                1,842,684
                                            =========                 =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
 Accounts Payable                           $   9,655                $  19,165
 Notes payable - related party                177,207                  196,591
 Current portion of notes payable              11,676                   11,358
     Total Current Liabilities                198,538                  227,114
                                              -------                  -------

 Notes payable - long term                      7,197                   11,011
 Deferred salary payable                       36,000                   24,000

Stockholders' equity
 Common Stock, $.001 par value,
  50,000,000 shares authorized;
 10,890,504 shares issued and
 outstanding at September 30,
 1997 and June 30,1997                         10,890                   10,890
 Additional paid-in capital                 1,881,801                1,881,801
 Accumulated deficit                         (380,780)                (310,554)
 Foreign currency translation adjustment          712                   (1,578)
                                            ---------                ---------
     Total Stockholders' equity             1,512,623                1,580,559
                                            ---------                ---------

Total liabilities and stockholders'
 deficit                                   $1,754,358               $1,842,684
                                           ==========                =========

                      See notes to financial statements.


                      CONDENSED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTH PERIODS
                ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                               Three Months Ended          Three Months Ended
                                 SEP. 30, 1997                SEP. 30, 1996
                                 -------------                 -------------
Costs and expenses
 General and administrative          $84,513                        $56
                                      ------                         --
    Total operating costs
      and expenses                    84,513                         56

Other (income) expense
 Interest income                     (17,693)                       (80)
 Interest expense                      3,406                      1,387
                                       -----                      -----

  Net loss                          $(70,226)                  $(1,419)
                                    ========                    =======

  Net loss per common share             (.01)                   (14.19)
                                    ========                    =======

  Weighted average number of
   shares outstanding             10,890,504                       100
                                  ==========                    =======



                      See notes to financial statements.

------


                            MASON OIL COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTH PERIODS
                ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                               Three Months Ended          Three Months Ended
                                 SEP. 30, 1997                 SEP. 30, 1996
                                 -------------                 -------------

Cash flows used for operating
 activities
 Net loss                           $(70,226)                      $(1,363)
 Depreciation and amortization         3,671                            -
 Adjustments to reconcile net
  loss to net cash used in
  operating activities
  Prepaid expenses and other assets    2,822                            -
  Accounts payable and accrued
   liabilities                         2,560                       (4,110)
                                       -----                      -------
     Net cash used for operating
       activities                    (61,173)                      (5,473)
                                       -----                       ------

Cash flows used by investing
 activities
 Oil and gas exploration expenses    (30,189)                     (2,431)
                                    --------                     -------
      Net cash used for investing
       activities                    (30,189)                     (2,431)
                                    --------                     -------

Cash flows from financing activities
 Payments on long-term debt          (2,732)                           -
                                    -------                      --------
       Net cash used for financing   (2,732)                           -
                                    -------                      --------

Net effect of currency
 fluctuations on cash               (11,090)                          (81)
                                   --------                       -------

Net increase (decrease) in cash    (105,184)                       (7,985)

Beginning cash balances           1,587,627                         7,985
                                  ---------                         -----

Ending cash balances             $1,482,443                         $   -
                                 =========                         =======





                       See notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------

     The summary of Mason Oil Company's, Inc. (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 1997.

     The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

     On October 14, 1996 the stockholders of IAN Holdings Limited (IAN) exchanged all of the issued and outstanding common stock shares of IAN for 6,000,000 newly issued unregistered shares of Mason Oil. The transaction was accounted for as a reverse acquisition, with IAN as the acquirer. The historical financial statements prior to October 14, 1996 are those of IAN and its subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

The Company: An Introduction
----------------------------

     The Company is a Utah corporation, formed in 1980. Since 1981 and until recently, the Company was dormant with no significant assets or liabilities. Controlling interest was acquired in September 1996 by Paul B. Ingram and John
L. Naylor. The Ingram-Naylor partnership has sold its 100% working interest in two South Australian oil and gas exploration licenses, known as Petroleum Exploration Licenses 61and 63 ("PEL 61 and 63"), to the Company, in exchange for six million shares of the Company's common stock. The PELs are held by Hemley Exploration Pty. Ltd., an Australian corporation and wholly-owned subsidiary of the Company.

     The area covered by the PELs is roughly described as a portion of the Eastern Officer Basin, consisting of 17,188 square kilometers (4.2 million acres), situated approximately 200 miles south of Alice Springs and approximately 700 miles north of Adelaide. Although the location is remote from populated areas, a modern railway and a year-round, sealed highway service the site, and provide access from the site to a refinery at Alice Springs to the north, and a refinery and deep water port at Port Augusta and Adelaide to the south. The terrain is relatively flat, making access to rail and highway uncomplicated. Due to the remoteness of the site, it is anticipated that there will be minimal disturbance to human population, flora or fauna. Climactic conditions typically allow operations 350 days of the year.

Ability  of  Company  to  Continue
----------------------------------

     The Company has not had revenues from operations in either of the last two fiscal years. The Company's plan of operation for the next twelve months is set forth below.

     Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating level, for a period of one year. The Company will continue to conduct investigations and evaluations of promising exploration and development opportunities, and will conduct testing and gather data with respect to such properties, but will defer any substantial exploration or production activities pending receipt of additional financing.

     The Company plans to seek to raise additional capital to fund future exploration and development operations, through the issuance of additional equity in either the private or public markets within the next 12 months.
There can be no assurance that the Company will be able to obtain any such financing.

     The Company is proceeding with negotiations for the purchase of a 50% equity interest in a drilling rig as referenced in Item 1 of Form 10KSB for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on October 14, 1997.

     The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and development activities.

Forward-Looking Statements
--------------------------

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

Results  of  Operations
-----------------------

     The Company is currently in the exploration stage. During the quarterly period ended September 30, 1997, the Company received interest income of $17,693. Expenses during this period totaled $87,919 and the Company sustained a net loss during this period of $70,226.

                                    PART II

Item 1.  Legal Proceedings.
---------------------------

     Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

     None; not applicable.

------
Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the third quarter of the fiscal year covered by this report.

Item 5.  Other Information.
---------------------------

     The Company has no other information to report.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits

   Exhibit 24     Power of Attorney (included on page 8 herewith).

   Exhibit 27     Financial Data Schedule

*Exhibits incorporated herein by reference.

     (b)     Forms 8-K filed during the last quarter.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 1997                         MASON OIL COMPANY, INC.



                              /s/ Paul B. Ingram
                                   Director and President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS by these presents that each person whose signature to this Quarterly Report appears below hereby constitutes and appoints Paul B. Ingram and John L. Naylor, and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Quarterly Report, and any and all instruments or documents filed as part of or in connection with this Quarterly Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     November 13, 1997                    /s/Paul  B. Ingram____________
                                          ------------------
Paul B. Ingram, President (Principal Executive Officer) and Director.


     November 13, 997                    /s/John L. Naylor_____________
                                         ------------------------------
                                   John L. Naylor, Secretary-Treasurer
                                   (Principal Accounting and Financial
                                   Officer)



     November 13, 1997                    /s/John Price__________________
                                          -------------
                                   John Price, Director


     November 13, 1997                    /s/Geoffrey J. Pickles___________
                                          ----------------------
                                   Geoffrey J. Pickles, Director