Form 10QSB
period 1997-12-31
MASON OIL CO INC
filed 1998-02-23
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D) OF THE     SECURITIES
--
       EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
                                                                            -
No __

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

                                NOT APPLICABLE

                     APPLICABLE ONLY TO CORPORATE ISSUERS


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                               FEBRUARY 14, 1998

There were 11,757,504 shares of the Issuer's common stock at a par value of $.001 per share, outstanding as of December 31, 1997.

                             MASON OIL COMPANY INC

                                 BALANCE SHEET

                                        December 31, 1997     June 30, 1997
                                        -----------------     -------------
                                   ASSETS
Current Assets
  Cash and cash equivalents                 $    802,957        $  1,587,627
  Prepaid expenses                               100,496               1,904
                                            ------------        ------------
     Total Current Assets                        903,453           1,589,531
                                            ------------        ------------
Property and equipment, at cost
     Unproved oil and gas properties,
          full cost method                       279,147             192,893
     Vehicles                                     39,363              33,825
     Oil and Gas Equipment                       905,000                  -
     Other                                         7,356               2,530
                                            ------------        ------------
                                               1,230,866             229,248
     Less accumulated depreciation                (6,685)             (1,786)
                                            ------------        ------------
                                               1,224,181             227,462
Other noncurrent assets
 Organization costs, net of amortization             571               1,048
 Deposits                                         22,307                  -
                                            ------------        ------------
          Total Other Asset                       22,878               1,048

               Total                         $ 2,150,512         $ 1,842,684
                                               =========           =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Accounts Payable and accrued liabilities    $    9,329         $    19,165
  Notes Payable - related parties                162,549             196,591
  Current portion of notes payable                16,908              11,358
                                            ------------         -----------
       Total Current Liabilities                 188,786             227,114

Notes Payable - long term                          6,512              11,011
Deferred Salary Payable                           48,000              24,000

Stockholders' Equity
 Common Stock, .001 par value, 50,000,000
  shares authorized; 11,732,171 shares
  issued and outstanding at December 31,
  1997 and 10,890,504 issued and
  outstanding at June 30, 1997                   11,732              10,890
 Additional paid-in-capital                   2,489,459           1,881,801
 Accumulated deficit                           (503,264)           (310,554)
 Foreign currency translation adjustment        (90,713)             (1,578)
                                           ------------         -----------
          Total  Stockholders' Equity         1,907,214           1,580,559
                                           ------------        ------------
Total Liabilities and Stockholders'
  Equity                                    $ 2,150,512         $ 1,842,684
                                             ==========          ==========

                       See notes to financial statements


                      CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE SIX MONTH PERIODS
                            ENDED DECEMBER 30, 1997

                                        SIX MONTHS          SIX MONTHS
                                           ENDED               ENDED
                                      DEC. 31, 1997       DEC. 31, 1996
Costs and expenses
 Selling, general and administrative    $  213,551         $   44,735
                                        ----------        -----------
          Total Operating Costs and
               Expenses                    213,551             44,735

Other (income) expense
   Interest income                         (27,501)               (99)
   Interest expense                          6,660              5,546
                                       -----------         ----------

Net income (loss)                      $  (192,710)         $ (50,182)
                                        ==========           ========

Net loss per common share              $      (.01)         $    (.01)
                                        ==========           ========

Weighted average number of
  shares outstanding                    11,092,463          9,225,454



                       See notes to financial statements

                      CONDENSED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTH PERIODS
                            ENDED DECEMBER 30, 1997

                                        THREE MONTHS          THREE MONTHS
                                           ENDED                   ENDED
                                        DEC. 31, 1997          DEC. 31, 1996
Costs and expenses
  Selling, general and administrative    $   130,491          $   44,679
                                          -----------          ----------
          Total Operating Costs and
               Expenses                      130,491              44,679

Other (income) expense
     Interest income                         (12,871)                (19)
     Interest expense                          4,864               4,159
                                         -----------          ----------

Net income (loss)                         $ (122,484)          $ (48,819)
                                           =========            ========

Net loss per common share                 $     (.01)          $    (.01)


Weighted average number of shares
  outstanding                             11,294,420           9,225,454



                       See notes to financial statements

                               MASON OIL COMPANY
                            STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTH PERIODS
                       ENDED DECEMBER 31, 1997 AND 1996


                                  Six Months Ended          Six Months Ended
                                   DEC. 31, 1997              DEC. 31, 1996
                                   -------------              -------------


Cash flows used for operating activities
 Net loss                           $  (192,710)               $   (50,182)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities
   Depreciation and amortization          1,950                         -
   Prepaid expenses and other assets    (99,778)                        -
   Accounts payable and other
    liabilities                          19,761                     17,897
                                      ---------                 ----------
      Net cash used for operating
        activities                      270,777                    (32,285)
                                      ---------                 ----------

Cash flows used by investing activities
 Oil and gas exploration expenses      (63,317)                     (2,431)
 Oil and gas acquisition costs         (51,210)                         -
 Purchase of drilling rig             (300,000)                         -
 Purchase of vehicles and office
   furniture                           (17,198)                         -
                                      --------                   ---------
      Net used for investing
       activities                     (431,725)                     (2,431)
                                      --------                    --------

Cash flows from financing
 activities
 Advances from stockholders                 -                      29,107
 Payments on long-term debt            (6,086)                          -
 Proceeds from notes payable           10,921                           -
                                      --------                    -------
      Net cash flows from
       financing                        4,835                      29,107
                                      --------                    -------

Net effect of currency fluctuations
 on cash                              (87,003)                       (380)
                                      --------                   --------

Net increase (decrease) in cash      (784,670)                     (5,589)

Beginning cash balances             1,587,627                      12,277
                                    ---------                   ---------

Ending cash balances                  802,957                       6,288
                                    =========                   =========

Supplemental non-cash flow disclosures
    During the quarter ended December 31, 1996, a shareholder of the Company forgave a note in the amount of $2,500 which was recorded as additional paid-in-capital.

    During the quarter ended December 31, 1996, IAN Holdings Limited exchanged all 100 shares issued and outstanding for 6,000,000 newly issued unregistered shares of Mason Oil Company.

    During the three months ended December 31, 1997, the Company issued
    806,667 shares of stock valued at 605,000 towards the purchase of a drilling rig.


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

     The Company purchased a 50% equity interest in a Cabot 100 drilling rig as referenced in the Company's Form 8-K filed with the Securities and Exchange
Commission on December 11, 1997. Although their can be no assurance that the Company will commence drilling in the near future, if such drilling operations commence, the Company could produce revenues from such drilling operations.

     The  Company has agreed to purchase Mataranka Oil NL of Sydney, Australia
("Mataranka") pursuant to a letter of intent signed by Mataranka. The Company anticipates that the purchase of Mataranka will be consummated within the next twelve (12) months. Once the purchase is consummated, the Company may begin realizing revenue from exploration activities on certain parcels of land licensed to Mataranka.

     The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and development activities.

Forward-Looking Statements
--------------------------

     The  foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended  and  Section  21E of the Securities Exchange Act of 1934, as amended, which  are  intended to be covered by the safe harbors created thereby.  These forward-looking  statements include the plans and objectives of management for
future  and  possible  further  capitalization  of  the  Company.    The
forward-looking  statements contained herein are based on current expectations that  involve  numerous risks and uncertainties.  Assumptions relating to such current  expectations  involve  judgments with respect to, among other things, future  economic,  competitive  and  market  conditions  and  future  business decisions,  all of which are difficult or impossible to predict accurately and many  of  which  are  beyond and control of the Company.  Although the Company believes  that  the assumptions could be inaccurate and therefore there can be no  assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate.  In light of the significant uncertainties inherent in  the  forward-looking  statements  included  herein,  the inclusion of such information  should  not be regarded as a representation of the Company or any other  person  that  the objectives and plans of the Company will be achieved.

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

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits

*Exhibit 3.1     Articles of Incorporation of the Registrant (Filed as Exhibit
3.1 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

*Exhibit 3.2     Articles of Amendment to Articles of Incorporation. (Filed as
Exhibit 3.2 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31,
1996).

*Exhibit 3.3     Bylaws of the Registrant. (Filed as Exhibit 3.3 to the
Registrant's Form 10-SB-A1 Reg. No. 0-28184 filed May 31, 1996).

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

*Exhibit 10.1     Stock Purchase and Sale Agreement, dated October 14, 1996, between the Registrant, Paul Ingram and John L. Naylor. (Filed as Exhibit 2.2
to the Registrant's Form 10-QSB Reg. No. 000-28184 filed November 15, 1996).

*Exhibit 10.2     Access Agreement between Anangu Pitjantjatjara and John
Leonard and Paul Bryan Ingram. (Filed as Exhibit 2.5 to the Registrant's Form
10-QSB, Reg. No. 000-28184 filed February  21, 1997).

*Exhibit 10.3     Petroleum Exploration License (PEL) No. 61and PEL Agreement.
(Filed as Exhibit 2.3 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed
February 21, 1997).

*Exhibit 10.4     Petroleum Exploration License No. 63 and PEL Agreement.
(Filed as Exhibit 2.4 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed
February 21, 1997).

*Exhibit 10.5     Joint Venture Agreement between Hemley Exploration PTY.
LTD., an Australian corporation and PT.PUTRA BAKTI MAHKOTA, an Indonesian corporation.

*Exhibit 10.6     Subscription Agreement and Investment Representation, dated
February 28, 1997. (Filed as Exhibit 10.1 to the Registrant's Form 10-QSB Reg.
No. 000-28184 filed May 20, 1997).

*Exhibit 10.7     Consulting Fee Agreement dated February 28, 1997. (Filed as a plan to the Registrant's Registration Statement in Form S-8 Reg. No.
333-24467 filed April 3, 1997).

*Exhibit 10.8     Amendment No. 1 to Consulting Fee Agreement dated May 8,
1997, amending the Consulting Fee Agreement dated February 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8
Registration Statement dated March 25, 1997. (Filed as Exhibit 10.2 to the
Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

 *  Exhibit 24     Power of Attorney filed with Registrants September 30, 1997
Form 10-QSB dated November 13, 1997

   Exhibit 27     Financial Data Schedule

*Exhibits incorporated herein by reference.

     (b) Forms 8-K filed during the last quarter. The Company filed a report on Form 8-K on December 11, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 1998                         MASON OIL COMPANY, INC.



                                           /s/ Paul B. Ingram
                                           Director and President




     February 19, 1998                    /s/Paul  B. Ingram
                                          ------------------
                                          Paul B. Ingram, President
                                          (Principal Executive Officer)
                                           and Director.



     February 19, 1998                    /s/John L. Naylor
                                          -----------------
                                   John L. Naylor, Secretary-Treasurer
                                   (Principal Accounting and Financial
                                   Officer)



     February 19, 1998                    /s/John Price
                                          -------------
                                   John Price, Director



     February 19, 1998                    /s/Geoffrey J. Pickles
                                          ----------------------
                                   Geoffrey J. Pickles, Director



     February 19, 1998                    /s/ David A. Munns
                                          ------------------
                                   David A. Munns, Director





