Form 10QSB
period 1998-03-31
MASON OIL CO INC
filed 1998-05-15
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D) OF THE SECURITIES
                            EXCHANGE  ACT  OF  1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

__          TRANSITION  REPORT  PURSUANT    TO  SECTION  13  OR  15(D)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

          FOR  THE  TRANSITION  PERIOD  FROM  __________TO__________

                    COMMISSION  FILE  NUMBER  0-21591
                            MASON OIL COMPANY, INC.
          (Name of small business issuer as specified in its charter)

          UTAH                                         37-1099747
     (State  of  Incorporation)           (I.R.S. Employer Identification No.)

                             6337 RAVENWOOD DRIVE
                           SARASOTA, FLORIDA  34243
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


There were 11,757,504 shares of the Issuer's common stock, par value $.001 per share, outstanding as of May 1, 1998.

                                    PART I


                             FINANCIAL INFORMATION
                            MASON OIL COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                          JUNE 30, 1997     MARCH 31, 1998
                                          -------------     --------------
                                    ASSETS
Current  Assets
 Cash and cash equivalents                  $1,587,627       $  619,511
 Accounts receivable - related party              --             90,000
 Prepaid expenses                                1,904          100,072
                                             ---------       ----------
    Total Current Assets                     1,589,531          809,583

Property  and  equipment,  at  cost
 Unproved oil and gas properties,
  full cost method                             192,893          350,478
 Vehicles                                       33,825           39,960
 Oil and Gas Equipment                            --            905,000
 Other                                           2,530            7,468
                                             ---------       ----------
                                               229,248        1,302,906
  Less accumulated depreciation                 (1,786)          (7,774)
                                             ---------       ----------
                                               227,462        1,295,132

Other  noncurrent  assets
 Organization costs, net of amortization         1,048              777
 Deposits                                         --             21,672
                                             ---------       ----------
    Total Other Assets                           1,048           22,449

Total                                        1,842,684        2,127,164
                                             =========       ==========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current  Liabilities
 Accounts Payable                           $   19,165      $    71,998
 Notes payable - related party                 196,591          175,633
 Current portion of notes payable               11,358           16,370
                                            ----------      -----------
   Total Current Liabilities                   227,114          264,001

Notes payable - long term                       11,011            3,958
Deferred salary payable                         24,000           60,000

Stockholders'  equity
 Common  Stock,  $.001 par value,
  50,000,000 shares authorized; 11,732,171
  shares  issued  and  outstanding  at
  March 31, 1998 and 10,890,504 issued and
  outstanding  at  June  30,1997                10,890          11,732

 Additional paid-in capital                  1,881,801       2,489,459
 Accumulated deficit                          (310,554)       (688,054)
 Foreign currency translation adjustment        (1,578)        (13,932)
                                             ---------       ---------
     Total Stockholders' equity              1,580,559       1,799,205
                                             ---------       ---------

     Total Liabilities and Stockholders'
       Equity                                1,842,684       2,127,164
                                             =========       =========

                       See notes to consolidated financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE NINE MONTHS
                        ENDED MARCH  31, 1998 AND 1997

                                                     Nine Months Ended
                                                         MARCH, 31
                                                    -------------------
                                                    1997           1998
                                                    ----           ----
Costs  and  expenses
 General and administrative                        $ 177,030   $  404,447
                                                    --------    ---------
    Total operating costs and expenses               177,030      404,447

Other  (income)  expense
 Interest income                                      (5,942)     (37,551)
 Interest expense                                      9,706       10,604
                                                     -------     --------

     Net income (loss)                             $(180,794)   $(377,500)
                                                    ========     =========

 Basic net loss per common share                   $    (.02)   $    (.03)
                                                    ========     =========

 Weighted average number of shares outstanding     9,406,010   11,092,463
                                                   =========   ==========

                See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS
                         ENDED MARCH 31, 1998 AND 1997



                                                      Three Months Ended
                                                           MARCH 31,
                                                     ---------------------
                                                     1997             1998
Costs  and  Expenses:
 Selling, general and administrative              $ 126,323      $  190,896
                                                   --------       ---------
    Total operating costs and expenses              126,323         190,896

Other  (income)  expense:
 Interest income                                     (5,843)        (10,050)
 Interest expense                                     4,160           3,944
                                                    --------       ---------

    Net loss                                      $(124,640)       (184,790)
                                                   =========       =========

Basic loss per common share                       $    (.01)      $    (.01)
                                                   ========        =========

Weighted average number of shares outstanding     9,767,121      11,092,463
                                                  =========      ==========


                See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS
                             ENDED MARCH 31, 1998

                                                     Nine Months Ended
                                                         MARCH 31,
                                                     -----------------
                                                    1997           1998
                                                    ----           ----
Cash  flows  used  for  operating  activities
 Net (loss)                                     $   (180,794)  $    377,500
                                                 -----------    -----------
 Depreciation and amortization                           --           6,402
 Stock issued for consulting service                  24,797          3,500
 Adjustments  to  reconcile  net  loss
  to  net  cash  used  in  operating
  activities

   Accrued interest to related parties                 9,706             --
   Accounts receivable                                (4,503)       (89,848)
   Prepaid expenses and other assets                     --         (98,520)
   Accounts payable and accrued liabilities           48,587         97,990
                                                 ------------   ------------
       Net cash used for operating activities       (102,207)      (457,976)
                                                 ------------   ------------

Cash  flows  used  by  investing  activities
 Oil and gas exploration expenses                     (2,431)      (147,275)
 Oil and gas acquisition costs                           --         (34,815)
 Drilling Rig                                            --        (300,000)
 Purchase of Equipment, furniture and automobile     (1,369)        (17,198)
                                                  ------------   -----------
       Net cash used for investing activities        (3,800)       (499,288)
                                                  ------------   ------------

Cash  flows  from  financing  activities
 Payments on L-T Debt                                    --          (9,881)
 Increase in Notes Payable                               --           3,925
 Increase in L-T Debt                                    --          10,921
 Advances from stockholders                           44,107            -
 Proceeds from sale of stock, net                  1,848,500            -
                                                  ------------   -------------
    Net cash provided by financing activities      1,892,607         49,653
                                                  ------------   -------------

Net effect of currency fluctuations on cash
 and cash equivalents                                   (752)       (15,817)
                                                   ------------  --------------

Net increase (decrease) in cash and cash
 equivalents                                       1,785,848       (968,115)

Beginning cash and cash equivalents                   12,277      1,587,627
                                                  -------------   ------------

Ending cash and cash equivalents                  $1,798,125     $  619,511
                                                  =============   ============

During the three months ended December 31, 1997, the Company issued 806,607 shares of common stock valued at $605,000 towards the purchase of a drilling rig.

During  the  three  months  ended  December  31, 1997, the Company also issued
35,000  shares  of  common  stock  valued  at  $3,500.


                See notes to consolidated financial statements

                                    ------
                         NOTES TO FINANCIAL STATEMENTS


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


NOTE  2  -  BASIC  LOSS  PER  COMMON  SHARE
-------------------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. Due to the Company's loss from operations, all dilutive potential common stock is antidilutive and therefore no diluted earnings per share is presented.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
-----------------------------------------------------------------------------

Ability  of  Company  to  Continue
----------------------------------

     The Company has not had revenues from operations in either of the last two fiscal years, but the drilling rig in which it owns a 50% interest has recently commenced drilling operations, and some revenues are being generated from such operations. The Company's plan of operation for the next twelve months is set forth below.

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

     The Company plans to seek to raise additional capital to fund future exploration and development operations, through joint venture type arrangements or through the issuance of additional equity in either the private or public markets within the next 12 months. There can be no assurance that the Company will be able to obtain any such financing within such time period.


After 12 months of negotiations, Mr. John L. Naylor, COO of Hemley Exploration and Mr. Yami Lester, representing both the Yankunytjatjari and the Amtakirinja peoples, signed an access agreement. This agreement allows the Company access for the purpose of exploration and production to over 11,000 square kilometers area of the Eastern Officer Basic in north central South Australia designated as Block B or PEL-63 (Petroleum Exploration License 63). These lands became subject to Native title claim under recent legislation passed by the Australian parliament.

This is the second such agreement negotiated and signed by the Company. Previously the Company negotiated and signed an access agreement with the Anangu Pitjantjatjari Peoples on Black A (PEL-61), an area of 6,200 square kilometers immediately to the West of Block B.

Since the passing of the native title legislation there has been much uncertainty in the petroleum and mining industries in Australia. These agreement eliminate any future problems regarding the Company's drilling operations pursuant to its existing license by allowing the native peoples to share in any benefits which might result from these agreements.

     The Company purchased a 50% equity interest in a Cabot 100 drilling rig as referenced in the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 1997. The rig is now completing a contract in Laos. When released it is expected that the rig will be transported to the Port of Darwin, Northern Territories, Australia. From Darwin it will be further transported overland to the Mataranka's block EP-18 in the Beetaloo Basin. The Company's portion of the revenues from the Laos contract will be applied to the cost of mobilization of the rig to Australia. The Mataranka drilling project is still uncertain, and there can be no assurance as to the amount of revenues to be generated from operation of the rig, or the profitability of such operations.

     The Company has agreed to purchase Mataranka Oil NP of Sydney, Australia ("Mataranka") pursuant to a letter of intent signed by Mataranka. The Company anticipates that the purchase of Mataranka will be consummated within the next twelve (12) months by issuing shares of common stock. Once the purchase is consummated, the Company may begin to realize revenues from exploration activities on certain parcels of land licensed to Mataranka.

     The location within the licensed area has been surveyed and the location graded to specifications. A water well has been drilled and tested to be suitable for all water requirements of the drilling operation as well as camp needs. Providing the requisite additional funding is obtained, the rig will be used to spud in the what is referred to as an Arnold No. 1 well. If funding is promptly obtained, the drilling activity could commence by the end of July 1998.

     The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and development activities.

Forward-Looking  Statements
---------------------------

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

Results  of  Operations
-----------------------

     The Company is currently in the exploration stage. During the quarterly period ended March 31, 1998, the Company received interest income of $10,050. Expenses during this period totaled $190,896 and the Company sustained a net loss during this period of $184,790. During the nine months ended March 31, 1998, the Company received interest income of $37,551. Expenses during this period totaled $404,447 and the Company sustained a net loss of $377,500 during this period.

                                    PART II

Item  1.    Legal  Proceedings.
-------------------------------

     Not  applicable.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds.
------------------------------------------------------------

     None;  not  applicable.


Item  3.    Defaults  Upon  Senior  Securities.
-----------------------------------------------

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fiscal quarter covered by this report.

Item  5.    Other  Information.
-------------------------------

     The  Company  has  no  other  information  to  report.

Item  6.    Exhibits  and  Reports  on  Form  8-K.
--------------------------------------------------

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

     (b)          Forms  8-K  filed  during  the  last  quarter.    None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May  15,  1998                                         MASON OIL COMPANY, INC.



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

     May  15,  1998           /s/Paul  B. Ingram
                              ------------------
                              Paul  B.  Ingram,  President
                              (Principal  Executive  Officer)
                              and  Director.



     May  15,  1998           /s/John L. Naylor
                              -----------------
                              John  L.  Naylor,  Secretary-Treasurer
                              (Principal  Accounting  and  Financial
                              Officer)



     May  15,  1998           /s/John Price
                              -------------
                              John  Price,  Director



     May  15,  1998           /s/Geoffrey J. Pickles
                              ----------------------
                              Geoffrey  J.  Pickles,  Director



     May  15,  1998           /s/ David A. Munns
                              ------------------
                              David  A.  Munns,  Director