Form 10KSB
period 1998-06-30
MASON OIL CO INC
filed 1999-01-26
CIK 1011972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1998

[  ]  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from _______________________ to____________________

                         Commission file number 0-28184

                             MASON OIL COMPANY, INC.
              (Exact name of small business issuer in its charter)

                 Utah                            37-109974
     --------------------------      -----------------------------------
      (State of incorporation)       (I.R.S. Employer Identification No.)

 6337 Ravenwood Drive, Sarasota, FL                 34243
------------------------------------- -----------------------------------
 (Address of principal executive                (ZIP Code)
            offices)

Issuer's telephone number:  (941) 351-3102

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class     Name of each  exchange on which registered
      -------------------     ------------------------------------------
              None                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $0.001 par value Common Stock
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year consisted of interest income in the amount of approximately $45,782.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer (treating all executive officers and directors of the issuer, for this purpose, as if they may be affiliates of the issuer) was approximately $322,473 as of December 31, 1998 (based on the average bid and asked price of such Common Stock).

Ten million eight hundred ninety thousand five hundred four (10,890,504) shares of the issuer's Common Stock were outstanding as of December 31, 1998.

Transitional Small Business Disclosure Format (check one):
Yes _______     No       X

                        MASON OIL COMPANY, INC.
                  For Fiscal Year Ended June 30, 1998

                           TABLE OF CONTENTS
                              Form 10-KSB

                                PART I


Item                                                                    Page
1     Description of Business.                                           1
2.    Description of Property                                            3
3.    Legal Proceedings                                                  9
4.    Submission of Matters to a Vote of Security Holders                9
                              PART II
5.    Market for Issuer's Common Equity and Related Stockholder
       Matters                                                           9
6.    Management's Discussion and Analysis or Plan of Operation         10
7.    Financial Statements                                              11
8.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                          12
                             PART III
9.    Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange Act        12
10.   Executive Compensation                                            13
11.   Security Ownership of Certain Beneficial Owners and
       Management                                                       13
12.   Certain Relationships and Related Transactions                    14
                              PART IV
13.   Exhibits and Reports on Form 8-K                                  14
      Signatures                                                        16

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

Item 1.  Description of Business.

General. Mason Oil Company, Inc., a Utah corporation formed in 1980 (the "Company"), is positioning itself to participate in the acquisition, development and operation of selected oil and gas properties, expected to be located principally in Australia and Southeast Asia. From 1981 until 1996, the Company was dormant, with no significant assets or liabilities. Controlling interest in the Company was acquired in September, 1996 by Paul B. Ingram and John L. Naylor, for the purpose of establishing a vehicle for the identification, exploration, development and operation of promising oil and gas properties. Since the date of such transaction, the Company has investigated potential petroleum exploration and development prospects and explored how it might participate in the development and operation of such properties.

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

The initiation of exploration activities under the PELs was further delayed in 1998 because of negotiations with the aboriginal tribes claiming interests in the geographic areas covered by the PELs. In recent months, a native group asserted rights to title of the land subject to PEL 63. The Company believes however, that it has resolved such claims by entering into an Access Agreement with this native group (the "PEL 63 Access Agreement"). The PEL 63 Access Agreement sets forth the terms upon which the Company has agreed with the native group to all access to PEL 63 for purposes of conducting exploration and production activities. The Company is obligated under the PEL 63 Access Agreement to make certain payment in return for rights to use the area. The Company performed additional aeromagnetic surveys in the northeast portion of the Officer Basin of South Australia during the last fiscal year, being the geographic area covered by the PELs, and the data is in the process of being interpreted. A report on such data is expected in the near future. This data will assist the Company in pursuing drilling activities which are, at present, practically unwise due to the decline of oil prices in recent months.

Sale of Drilling Rig Interest. The company recently sold its one-half interest in a Cabot/Franks 1000 drilling rig. The rig was purchased when drilling equipment in the vicinity of the PELs was not readily available. Due to the deflated market price for oil, however, the Company decided to not transport the rig to Australia for use in the PELs. At current market prices for oil, the Company believes that it is now more economical to contract the drilling work out to third parties. Accordingly, the Company decided to sell its interest in the rig back to the operator, T. D. International, at a price equal to that for which the Company purchase the rig, $300,000. T.D. International is also returning 806,666 shares of common stock of the Company which it acquired in the purchase of the rig, and the Company is obtaining unencumbered title to a 50 man portable drilling camp. At the time of this report, the rig sales agreement has been signed and the stock is being returned for cancellation.

Indonesian Venture. Over the past two years the Company has been exploring various ventures in Indonesia as a means of acquiring proven reserves to broaden the base of the Company's operations. The Company recently signed a Memorandum of Agreement (MOA) with a banking group by invitation, which is intended to result in an 80% management interest in a joint venture with the banking group under a Technical Assistance Contract (TAC) with Pertamina, the Indonesian national oil company. The MOA covers 195 square kilometers, including two previously discovered and partially developed fields in the Bintuni Basin of Irian Jaya (Western New Guinea).

The joint venture working interest would entitle the joint venture to 67% of the production (with the Company to receive 80% of the joint venture proceeds) with 33% going to the state of Indonesia. Two independent reports show these fields have in excess of 500 million barrels of original oil in place (OOIP) average reserves. These detailed reports also estimate that the 6 million barrels produced between 1955 and 1961 represents less than 2% of the total that could be produced from these fields. In addition, there are two structures in this Bintuni Basin block that have never been explored. There were a total of 53 producing wells in the two fields at the time they were closed down in 1961.

The Company believes that it will need $2.4 million U. S. to reopen the Indonesian field and prove that substantially similar pressures and depth of the oil/water interface exist today when compared with the time they were closed. If and when financing is secured, the Company plans to proceed to open and test at least one well in each field and one well in each producing formation. The proving period is expected to run through August of 1999, subject to certain rights of extension. The production period, without any new discoveries, is expected to last for up to 6 years and, if the reported reserves can be effectively extracted, to produce at least 6 million barrels of oil during that time.

In order to take advantage of this joint venture opportunity, the Company must obtain some form of financing. There can be no assurance that the Company can obtain such needed financing. Given its present cash position, the Company anticipates that it can satisfy its cash requirements, at current operating levels for a period of one year or more. Moreover, the political situation in Indonesian around Jakarta, Indonesia is less than ideal at this time, but the situation on Irian Jaya is quite different, showing no signs of unrest. However, there can be no assurance that the political situation around the field will remain calm.

General Risks and Uncertainties

Currently the Company is not involved in any oil and gas production activities. There can be no assurance that in the future the Company will locate proven reserves in addition to those discovered in Indonesia, whether associated with the PELs or otherwise. Exploration and development activities undertaken may not result in the establishment of producing wells. Moreover, even with proven reserves positively identified, the feasibility of recovery is strongly dependent upon world market prices for oil and gas. There can be no assurance that amounts capitalized as acquisition, exploration and development costs will be recoverable through future operations.

Operating Hazards and Insurance. The oil and gas business involves a variety of operating risks, including the risks of fire, explosions, blow outs, pipe failures, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean up responsibilities, regulatory investigations and penalties and suspension of operations. Upon the initiation of development activities, the Company will seek to obtain a gas and oil lease operator policy that would insure the Company against certain risks associated with drilling, completing and operating any wells. There can be no assurance that such insurance would be available to the Company or, if it is obtained, that it would be adequate to cover any losses or exposure to liability. Once the Company commences exploration and development activities, even if it obtains insurance as customary in the industry, such insurance coverage would not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. Any difficulty in obtaining or maintaining insurance coverage may impair the Company's ability to engage in its proposed business activities.

Regulation. The oil and gas industry is extensively regulated by national, regional and local authorities in each jurisdiction in which the Company may be involved in exploration, development and production activities. In particular, oil and gas production operations and economics are affected by price controls, environmental protection statutes, governmental control of extraction activities, tax statutes and other laws and regulations relating to the petroleum industry, as well as by changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Oil and gas industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous governmental and regulatory authorities, national, regional and local, are empowered to issue rules and regulations impacting the oil and gas industry, some of which carry substantial penalties for failure to comply. The legal and regulatory framework for conducting petroleum exploration, development and production activities in foreign countries is also subject to change due to changes in the parties in power. The Company's proposed activities would be subject to the risks associated with political instabilities. The regulatory burdens and political risks associated with the oil and gas industry increase the cost of doing business and, consequently, affect a participant's ability to achieve profitability.

Competition. The oil and gas industry is highly competitive in all of its phases. The Company will encounter competition from other oil and gas companies in all areas of its operations, including the acquisition of interests in exploration and development properties, the marketing of oil and gas that may be produced, and the availability of drilling rigs. Many of these competitors possess greater financial, technical and other resources than the Company. Competition for acquisition of rights to exploration and development of properties is affected by the amount of funds available to the Company and information about producing properties available to the Company. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. There has been increased competition for lower risk development opportunities and available sources of financing.

Environmental Regulation. Various national, regional and local laws and regulations covering the discharge of materials into the environment or otherwise relating to the protection of the public health and the environment may affect the Company's operations, expenses and costs. The Company does not believe that its environmental risks will be materially different from those of comparable oil and gas companies operating in similar geographic areas. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in the curtailment in production activities or materially increase the costs of exploration, development or production, or otherwise adversely effect the Company's operations and financial condition.

Bankruptcy Proceeding. As has been disclosed in prior filings, on December 31, 1985, the Company filed a Chapter 11 Petition for Voluntary Bankruptcy in the United States Bankruptcy Court for the District of Utah, Central Division. At the Company's request, on January 14, 1988 the bankruptcy proceedings were dismissed.

Employees. The Company has two employees, both of which work full time for the Company. The employees are Paul Ingram and John Naylor, the two officers of the Company, who between themselves handle all administrative functions and the investigation and evaluation of potential exploration and development projects.

Item 2.  Description of Property.

General. The Company's primary asset is its interests in the PELs, which were issued by the State of South Australia, and an access agreement providing the Company with access to the property covered by the PELs, negotiated with the Anangu Pitjantjatjari aboriginal tribe.

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

Grant and Area of PELs. The PELs were granted to Hemley on 23 May 1996, pursuant to the terms of the Petroleum Act 1940 (South Australia) (the "Petroleum Act"). Under Australian law, minerals and petroleum are vested in the Government; rights to explore and extract petroleum within mainland South Australia are conferred under and regulated by the Petroleum act and regulations made by the South Australian Government under that Act.

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

PEL 63 covers an area which is adjacent to (but outside of) the Pitjantjatjara Lands area. The total area covered by the license is 10,930 square kilometers, though the license is expressed only to apply to specified categories of land within this area. In essence, these are categories of land in respect of which, under Australian law, the Company believes that a native title claim will not (or is most unlikely to) apply. However, in recent months, a native group did assert rights to land subject to this license agreement. To resolve such conflict, the Company has entered into the PEL 63 Access Agreement with the native group which regulates Hemley Exploration's activities on the PEL area.

Petroleum Exploration Licenses - Rights and Obligations. The PELs have been issued for an initial term of five years, subject to the license renewal provisions contained in the Petroleum Act. The Petroleum Act prescribes minimum exploration expenditure requirements to apply during the initial term of an Exploration License. However, in the case of each of PELs 61 and 63, a detailed plan setting out minimum levels of exploration for each year of the initial term of the PEL is included in the License conditions.

The plan includes minimum estimated expenditure levels for each year, as follows:

                                          PEL 61          PEL 63
                                       ------------    -----------

     Year 1 (ending 22 May 1997)       A $1,250,000    A $  645,000
     Year 2 (ending 22 May 1998)          2,000,000         340,000
     Year 3 (ending 22 May 1999)          2,450,000       1,700,000
     Year 4 (ending 22 May 2000)          3,950,000       1,770,000
     Year 5 (ending 22 May 2001)          4,975,000         300,000

     Total                             A $14,625,000   A $4,755,000

Under the terms of each License, if Hemley fails to comply with the prescribed exploration requirements in any year of the term, the responsible Minister may (at his discretion) cancel or vary the License or, alternatively, vary these expenditure requirements. The Company has to date been unable to meet the exploratory requirements of the PELs, as a result of lack of capital and certain complications associated with the status of one of the PELs . The South Australian Department of Mines and Energy ("MESA") has eased the requirements associated with the Company's PELs and has agreed to work with the Company to resolve such complications. Currently the Company believes that both PELs are in good standing with MESA.

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

Extension of Term of PEL. The Petroleum Act makes provision for the renewal of Petroleum Exploration Licensees for further terms of five years. Hemley would be entitled to apply for and obtain such an extension at the end of the current term of the PELs, subject to satisfying the Department that all of the obligations applicable to the initial term have been satisfied. Upon any such renewal, the existing area of the PEL would be required to be reduced by not less than 25% by the excision of area(s) from the existing area of the License.

PEL 61 and PEL 63 - Access Agreements. As referenced above, the area of PEL 61 is subject to the Pitjantjatjara Act. Under the terms of that Act, in order for any exploration or production activities to be undertaken on the Pitjantjatjara Lands under (inter alia) the Petroleum Act, the permission of Anangu Pitjantjatjara must first be obtained. The Access Agreement for PEL 61 dated 5 March 1996, between Anangu Pitjantjatjara (on the one hand) and Paul Ingram and John Naylor (on the other), sets out the terms upon which permission has been granted for both exploration and production operations within the area of PEL
61. The PEL 61 Access Agreement was entered into by Messrs. Ingram and Naylor prior to the grant of the PEL, but the Agreement contemplates the substitution of a company owned by them. Accordingly, Hemley is now bound by the terms of the PEL 61 Access Agreement. The area of PEL 63 is subject to the assertion of various rights by a native group indigenous to the area. The Company has entered into the PEL 63 Access Agreement with such group in order to resolve the claims raised and permit the Company to continue its exploration and production activities. The PEL 63 Access Agreement dated May 1, 1998 among Yankunytjatjara Council, Antakirinja Land Management, Paddy Jones, Jean Woods, Tilly Waye, Sadie Singer, Lallie Lennon, Johnny Cullinan, William Herbert Lennon Snr., Eileen Crombie, Ian Crombie, Keith Smith and Hemley sets out the terms upon which the Company may conduct exploration and production activities.

The Access Agreements generally provide for certain payments to be made, based on:

     (a)  annual exploration expenditure on the License area; and

     (b)  the well-head value of any petroleum produced from the License area.

The Access Agreement for PEL 61 also entitles Anangu Pitjantjatjara to take up a participatory interest of up to 10% in any Petroleum Production License which may be granted in respect to any petroleum discovery within the area of PEL 61.

Grant of Petroleum Production License. As the holder of PELs 61 and 63, Hemley enjoys priority rights in respect of any petroleum reserves which it discovers within the area of either license. Provided that it is in compliance with its obligations under the relevant PEL and the Petroleum Act at the time of discovery, Hemley will be entitled to apply for a Petroleum Production License for the area within which the petroleum is discovered. In this event, and subject to the foreign investment and native title considerations referenced below, the Minister will be obliged to grant the License, unless the reserves or quality of petroleum are not sufficient to warrant production. If the holder of a Petroleum Exploration License makes an economic discovery, and fails to apply for a Production License within twelve (12) months, the responsible Minister may then grant a Production License in respect of the field to any third party.

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

Foreign Investment Considerations. Australia's foreign investment policy is administered by the Federal Treasurer with the assistance of the Foreign Investment Review Board ("FIRB"). For the purposes of the policy, Hemley will constitute a "foreign interest." While the granting of the PELs to Hemley would not have attracted the operation of the policy, it is likely that Hemley will be required to obtain the approval of the FIRB under that policy before being entitled to the grant of one or more Petroleum Production Licenses. Under the current policy, the level of scrutiny of the proposal will, in broad terms, depend on the projected level of investment in the development. If the planned investment is less than A$50 million, the FIRB will normally approve the grant without examination. If this level is exceeded, the FIRB will examine the proposal, and will approve the grant of the License unless this is considered by the Government to be contrary to the national interest.

Native Title Considerations

1. Native Title. In 1992, the High Court of Australia handed down its decision in the "Mabo case." In that decision, the Court rejected the traditional doctrine that Australia was terra nullius (land belonging to no one) at the time of British settlement. It stated that the common law of Australia recognizes the existence of a form of native title held by Australia's indigenous inhabitants over their traditional lands where:

     (a) a group of indigenous people can establish that it has maintained a substantial connection with the land, in accordance with traditional laws and customs of the group, since the time of British settlement; and

     (b)  the native title rights have not been lawfully extinguished.

     The Court found that the content of native title is dependent upon the traditions, customs and laws of the particular Aboriginal group. There is no single, universal native title rather it will vary from group to group. Therefore, once a group has established that it has maintained the requisite connection with the land since British settlement, the court must look to the traditions, customs and laws of that group to determine the precise content of native title.

     In response to the High Court's decision, the Commonwealth Parliament enacted the Native Title Act 1993 (the "NTA") in December 1993. The NTA has a number of objectives:

     (a) Protection of native title - to provide for the recognition and protection of native title.

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

2. Future Act Regime. In order to ensure that native title rights are protected in relation to future grants of interests in land, the NTA specifies that such grants can only be validly made over land in which native title might exist if certain conditions are satisfied. These conditions include giving native title holders the same procedural rights as the holders of ordinary "freehold" title to the land, including the right to be notified.

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

3. Conditions Relating to Grant of Petroleum Exploration Licenses 61 and 63. Both PELs were granted after the commencement of the NTA. Accordingly, the future act regime and the RTN procedure applied to the grant of the Licenses. Although it is not apparent from the terms of the License documents themselves, it is assumed that these procedures were followed by the South Australian Department of Mines and Energy and the Licenses were therefore validly granted under the NTA.

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

4. Native Title Claims. As mentioned above, the NTA allows for Aboriginal groups to register claims for native title with the NNTT. Once a claim is accepted and registered, the claimants are then entitled to receive notice of any proposed dealing in the claimed land by the relevant Government. If other parties, such as the relevant State or Territory Government or underlying landowners, oppose the claim, the NNTT must direct the parties to try and reach an agreement about the existence of native title.

     On the basis of a search of the Register of Native Title Claims kept by the NNTT, the only claim which has been registered with the NNTT and which may affect the PELs is a claim lodged by William Lennon Snr on behalf of the Antakirinja Muntuntjarra people (Claim No. SC 95/7). This claim would only affect land within the boundary of PEL 63. The claim was accepted by the Registrar on August 29, 1996. The Company believes that the substance of this claim has been resolved by the PEL 63 Access Agreement.

5. Renewal of the PELs and Grant of Petroleum Production Licenses. Under the current regime, renewal of the PELs or the grant of a Petroleum Production License to Hemley will constitute a future act to which the RTN procedure applies. Therefore, prior to renewal or grant, the governmental authority will be required to notify any registered native title holders or claimants, who will then have the opportunity to oppose the renewal or grant.

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

6. Legislative Amendments; Recent Developments. The current Federal Government has proposed extensive amendments to the NTA. These amendments include the exclusion of certain exploration and mining tenements from the RTN procedure, provided certain conditions are met. It is expected that substantial revisions will be made to the amendments before they are passed.

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

No Active Exploration Activities or Wells. The Company has not yet commenced active exploration and production activities, has drilled no wells and has no production wells or developed acres.

Company Facilities. The Company currently conducts its business operations out of facilities located in Sarasota, Florida provided by its officers, at no cost to the Company. In March 1997, Hemley entered into an operating lease for office space in Australia. The terms of the lease provide for payments of approximately $10,500 annually and the lease expires in March of 1999. It is anticipated that at the time of commencement of substantial exploration and development activities, offices and facilities will be established at the site of such operations

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                PART II

Item 5. Market for  Issuer's  Common  Equity and Related  Stockholder
Matters.

The Company's Common Stock is traded on the NASDAQ bulletin board, under the symbol MSNO. The Company estimates that at December 31, 1998, there were approximately 2,365 holders of record of the Company's Common Stock.

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

                                                    Common Stock
                                              ------------------------
                                                  High         Low
                                              ------------  ----------

            March 31, 1997                    $   1.875     $   1.25
            June 30, 1997                     $   0.5625    $   0.4375
            December 31, 1997                 $   0.50      $   0.375
            March 31, 1998                    $   0.3125    $   0.125
            June 30, 1998                     $   0.18      $   0.07
            September 30, 1998                $   0.16      $   0.125
            December 31, 1998                 $   0.16      $   0.14

During the last fiscal year, the Company sold no securities that were not registered under the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

The Company plans to seek to raise additional capital to fund development operations in Indonesia and to otherwise fund future exploration and development operations. The Company anticipates that funding will be raised through the issuance of additional equity in either the private or public markets within the next 12 months. There can be no assurance that the Company will be able to obtain any such financing.

The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and development activities.

Year 2000

The Year 2000 ("Y2K") problem is the result of two potential malfunctions that could have an impact on systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. If uncorrected, the problem could result in computer system and program failures or equipment malfunctions that could result in a disruption of business operations.

To date, the Company has not completed an internal review of its minimal number of systems to determine major areas of exposure to Y2K issues. The Company does not, however, operate a significant number of computer systems and does not rely on computers to regulate any critical corporate functions. Accordingly, the Company believes that even without any corrective measures being taken, the Company will not suffer material adverse effects from the Y2K problems. However, there can be no assurance that the Company will not experience loss of data and loss of capacity to continue pursuing its operations if Y2K issues are not addressed and remedied.

In addition, third parties with whom the Company interacts, need to be surveyed to assess Y2K compliance, or if contingency plans will become necessary. If such third party systems are not addressed, any failure of such systems could have an adverse effect on the Company's development and exploration activities. Inasmuch as the Company intends to rely heavily on third parties for its exploration activities, if such third parties' systems fail, it could have a material adverse effect on the Company.

Item 7.   Financial Statements.


                             MASON OIL COMPANY, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                               As of June 30, 1998

                     MASON OIL COMPANY, INC. AND SUBSIDIARY




                                Table of Contents



                                                                   Page

Independent Auditors' Report..........................................1

Consolidated Financial Statements

      Consolidated Balance Sheet......................................2

      Consolidated Statements of Operations...........................3

      Consolidated Statement of Changes in Stockholders' Equity.......4

      Consolidated Statements of Cash Flows...........................5

Notes to Consolidated Financial Statements............................7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Mason Oil Company, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Mason Oil Company, Inc. and Subsidiary (the "Company") as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mason Oil Company, Inc. and Subsidiary as of June 30, 1998, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's future exploration and development commitments and recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. As further described in Note 5, the Company has been unable to meet the exploratory operation requirements for its petroleum leases (PEL's). If the Company is unable to satisfactorily obtain a modified exploration commitment and drilling program schedule, the Company could lose these PEL's. These PEL's reflect the Company's only cost center and potential revenue source at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
December 3, 1998
Denver, Colorado

                     MASON OIL COMPANY, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                                  June 30, 1998


                                   Assets
Current Assets
 Cash and cash equivalents .............................     $   473,652
                                                             -----------
      Total current assets .............................         473,652
                                                             -----------

Property and equipment, at cost
 Unproved oil and gas properties, full
  cost method Notes 3 and 5) ...........................         274,994
     Vehicles ..........................................          37,185
     Other .............................................           7,684
                                                             -----------
                                                                 319,863
      Less accumulated depreciation ....................         (11,980)
                                                             -----------
                                                                 307,883
                                                             -----------
Other assets
 Investment in joint venture (Note 6) ..................         528,894
 Deposits ..............................................          19,682
                                                             -----------
                                                                 548,576
                                                             -----------

Total assets ...........................................     $ 1,330,111
                                                             ===========
                    Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable ......................................     $    32,673
 Notes payable - related parties (Note 4) ..............         197,599
 Current portion of notes payable (Note 4) .............          13,588
                                                             -----------
      Total current liabilities ........................         243,860
                                                             -----------

Long-term notes payable (Note 4) .......................           1,695
Deferred salary - stockholder ..........................          72,000
                                                             -----------
      Total liabilities ................................         317,555
                                                             -----------

Commitments and contingencies (Notes 2, 5 and 6)

Stockholders' equity
 Common stock, $.001 par value, 200,000,000
  shares authorized; 11,697,171 issued and
  outstanding ..........................................          11,697
 Additional paid in capital ............................       2,485,994
 Accumulated deficit ...................................      (1,498,738)
 Foreign currency translation adjustment ...............          13,603
                                                             -----------
                                                               1,012,556
                                                             -----------

Total liabilities and stockholders' equity .............     $ 1,330,111
                                                             ===========
            See notes to consolidated financial statements.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

                 Consolidated Statements of Operations


                                                   For the Years Ended
                                                          June 30,
                                               ------------------------------
                                                   1998               1997
                                               ------------      ------------

General and administrative expenses ......     $    799,293      $    312,940
Impairment loss on investment in joint
 venture (Note 6) ........................          406,649              --
                                               ------------      ------------
           Loss from operations ..........        1,205,942           312,940

Other (expense) income
 Interest income .........................           45,782            25,507
 Interest expense ........................          (28,024)          (13,939)
                                               ------------      ------------
                                                     17,758            11,568

Net (loss) ...............................     $ (1,188,184)     $   (301,372)
                                               ============      ============

Basic loss per common share ..............             (.10)             (.04)
                                               ============      ============

Weighted average common shares outstanding       11,398,815         8,028,767
                                               ============      ============




            See notes to consolidated financial statements.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

       Consolidated Statement of Changes in Stockholders' Equity


                                                                                                        Foreign
                                                  Common Stock           Additional                     Currency
                                            -------------------------      Paid-in     Accumulated    Translation
                                                Shares       Amount        Capital       Deficit       Adjustment           Total
                                              ---------   -----------   -----------    -----------    ------------     -------------


Balance at June 30, 1996 ..............           100     $       100   $       900    $    (1,116)   $      (231)     $      (347)

Recapitalization and issuance of stock
 for assets in connection with reverse
 acquisition (Note 1) .................     9,225,354           9,125          (900)        (8,066)          --                159

Issuance of stock for consulting
 services (Note 6) ....................       190,000             190        34,776           --             --             34,966

Issuance of stock, net of related
 costs of $216,500 (Note 6) ...........     1,475,050           1,475     1,847,025           --             --          1,848,500

Net loss ..............................          --              --            --         (301,372)          --           (301,372)

Foreign currency translation adjustment          --              --            --             --          (1,347)          (1,347)
                                          -----------     -----------   -----------    -----------    -----------      -----------

Balance at June 30, 1997 ..............    10,890,504          10,890     1,881,801       (310,554)       (1,578)       1,580,559

Stock issued for investment in joint
 venture (Note 6) .....................       806,667             807       604,193           --             --            605,000

Net loss ..............................          --              --            --       (1,188,184)          --         (1,188,184)

Foreign currency translation adjustment          --              --            --             --           15,181           15,181
                                          -----------     -----------   -----------    -----------    -----------      -----------

Balance at June 30, 1998 ..............    11,697,171     $    11,697   $ 2,485,994    $(1,498,738)   $    13,603      $ 1,012,556
                                          ===========     ===========   ===========    ===========    ===========      ===========






            See notes to consolidated financial statements.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

                 Consolidated Statements of Cash Flows


                                                    For the Years Ended
                                                           June 30,
                                                 ----------------------------
                                                     1998             1997
                                                 -----------      -----------

Cash used in operating activities
   Net loss ................................     $(1,188,184)     $  (301,372)
                                                 -----------      -----------
   Changes to reconcile net loss to net cash
    used in operating activities
     Stock issued for services .............            --             34,966
     Impairment loss on disposal of joint
      venture interest .....................         406,649             --
     Depreciation and amortization .........          10,000            2,067
      Changes in assets and liabilities
       Prepaid expenses and other ..........           1,478           (1,857)
       Deposits ............................          (5,190)            (943)
       Organizational costs ................           1,049               77
       Accounts payable and accrued expenses          62,598           36,916
                                                 -----------      -----------
                                                     476,584           71,226
           Net cash used in operating
            activities .....................        (711,600)        (230,146)
                                                 -----------      -----------

Cash used in investing activities
 Purchase of interest in joint venture
  interest .................................        (300,000)            --
 Oil and gas exploration expenditures ......        (107,816)         (16,433)
 Purchase of vehicles and equipment ........          (7,012)         (11,754)
                                                 -----------      -----------
          Net cash used in investing
           activities ......................        (414,828)         (28,187)
                                                 -----------      -----------

Cash provided from financing activities
 Notes payable .............................          50,872             --
 Payments on notes payable .................         (14,076)         (15,629)
 Issuance of common stock, net .............            --          1,848,500
 Cash acquired in reverse acquisition ......            --              2,159
                                                 -----------      -----------
          Net cash provided by financing
           activities ......................          36,796        1,835,030
                                                 -----------      -----------

Effect of exchange rates on cash ...........         (24,343)          (1,347)
                                                 -----------      -----------

Net (decrease) increase in cash and cash
 equivalents ...............................      (1,113,975)       1,575,350

Cash and cash equivalents - beginning of
 period ....................................       1,587,627           12,277
                                                 -----------      -----------

Cash and cash equivalents - end of period ..     $   473,652      $ 1,587,627
                                                 ===========      ===========

Continued on the following page.


            See notes to consolidated financial statements.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

                 Consolidated Statements of Cash Flows


Continued from the previous page.


Supplemental disclosure of non-cash financing and investing activities:

      During the year ended June 30, 1998, the Company issued 806,667 shares of stock valued at $605,000 and paid $300,000 cash to purchase a joint venture interest in a drilling rig.

      DURING FISCAL YEAR 1998 AND 1997, THE COMPANY FINANCED $9,554 AND $24,601, RESPECTIVELY, TO PURCHASE VEHICLES.

      DURING THE YEAR ENDED JUNE 30, 1997, THE COMPANY ENTERED INTO A MERGER AGREEMENT WHICH HAS BEEN ACCOUNTED FOR AS A REVERSE ACQUISITION. THE FOLLOWING ASSETS WERE ACQUIRED AND LIABILITIES WERE ASSUMED IN EXCHANGE FOR ALL COMMON STOCK OF THE SURVIVING COMPANY:

      Cash                                          $  2,159
      Notes payable                                   (2,000)
                                                    --------

      Net assets acquired                           $    159
                                                    ========

      Net common stock received                     $  9,125
      Reduction of additional paid-in-capital           (900)
      Net effect on retained earnings                 (8,066)
                                                    --------

      Net effect on equity                          $    159
                                                    ========






            See notes to consolidated financial statements.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Business and Organization

Mason Oil Company, Inc. and Subsidiary (the Company) was incorporated in Utah and conducts principally oil and gas acquisition, exploration, and development activities in South Australia through a wholly owned Australian subsidiary, Hemley Exploration Pty. Ltd.

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

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

All assets and liabilities of the Company's subsidiary are translated into U.S. dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated using the weighted average exchange rates for the period. Stockholders' investments are translated at the historical exchange rates prevailing at the time of such investments. Any gains or losses from foreign currency translation are included as a separate component of stockholders' equity. The prevailing exchange rate at June 30, 1998 was approximately 1 U.S. dollar to 1.62 Australian dollars.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had balances in excess of FDIC limits of approximately $290,000 at June 30, 1998.

Deposits

Deposits at June 30, 1998 consist of security bonds on deposit with the Australian Department of Mines and Energy (MESA) as required by the associated license agreements and a deposit for an office in Jakarta, Indonesia.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Oil and Gas Properties

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

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Oil and Gas Properties (continued)

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

Income Taxes

The Company is subject to U.S. Federal income taxes and is subject to foreign taxes in Australia for earnings of its Australian subsidiaries. No income taxes are currently due. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carry amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rules expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled at June 30, 1998. The Company has foreign net operating loss carryforwards of approximately $614,000, which can be used to offset future Australian income taxes payable. The net operating loss carryforwards have been fully reserved for by a valuation allowance.

Fair Value of Financial Instruments

The  carrying   amounts  for  cash,   accounts   payable  and  accrued  expenses
approximated their fair values as of June 30, 1998 due to the relatively short maturities of these instruments.

The carrying amounts of Notes Payable outstanding also approximate their fair values as of June 30, 1998 because interest rates on these instruments approximate the interest rate on debt with similar terms to the Company.

The Company cannot reasonably estimate the fair value of deferred salary - stockholder due to uncertainties surrounding the repayment which is based on achieving certain revenue levels or capital being raised.

Use of Estimates

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

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Basic Loss Per Common Share

During the year ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic loss per share is based upon the weighted average number of shares outstanding. All dilutive potential common shares have an antidilutive effect on diluted net loss per share and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements.


Note 2 - Going Concern

The Company's commitments for future exploration and development activities required under its Petroleum Exploration Leases coupled with the recurring net losses from inception to June 30, 1998 raise substantial doubt about the entity's ability to continue as a going concern. Management's plans to fund such commitments include raising additional capital through a private placement and the public markets. Management believes that the Company will be able to raise adequate capital to fund such future exploration and development operations.


Note 3 - Unproved Oil and Gas Properties

The Company maintains two petroleum exploration leases (PEL's) with 5 years terms expiring May 22, 2001. The Company may renew the leases for additional 5 year terms subject to the terms contained in the PEL's (Note 5).

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 3 - Unproved Oil and Gas Properties (continued)

The Company is currently participating in oil and gas exploration activities on approximately 4,200,000 acres in the state of South Australia, which is known as the Eastern Officer Basin situated approximately 200 miles south of Alice Springs and 700 miles north of Adelaide. Such acreage comprises the Company's only cost center. The Company anticipates commencement of drilling activities during fiscal year 1999.

Costs excluded from amortization consist of the following at June 30, 1998:



                              Acquisition    Exploration
   Period Incurred               Costs          Costs          Total
--------------------------     ---------      ---------      ---------

Inception to June 30, 1998     $  23,874      $ 251,120      $ 274,994
                               =========      =========      =========

Period ended June 30, 1996     $  27,339      $ 147,539      $ 174,878
Year ended June 30, 1997            --           18,015         18,015
Year ended June 30, 1998            --          115,057        115,057
Effect of exchange rates          (3,465)       (29,491)       (32,956)
                               ---------      ---------      ---------

                               $  23,874      $ 251,120      $ 274,994
                               =========      =========      =========


Note 4 - Notes Payable

Notes payable consists of the following at June 30, 1998:

Note payable  (unsecured) -  stockholder,  interest at 8%, due
 on demand ...................................................     $173,718

Note payable  (unsecured) -  stockholder,  interest at 8%, due
 on demand ...................................................       23,881
                                                                   --------

Total related party notes payable ............................     $197,599
                                                                   ========
Note payable - finance  corporation,  interest at 8.5%, due in monthly  installments  of $431 including interest through
 October 1999.  The note is collateralized by a vehicle ......     $  6,535

Note  payable - finance  corporation,  interest at 11%, due in monthly  installments  of $557 including interest through
 March 1999.  The note is collateralized by a vehicle ........        4,786

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 4 - Notes Payable (continued)

Note payable - finance  corporation,  interest at 10.35%,  due in monthly  installments of $379 through May 1999.  The note
 is collateralized by a vehicle ..............................        3,962
                                                                   --------
                                                                     15,283
      Less current portion ...................................      (13,588)
                                                                   --------
                                                                   $  1,695
                                                                   ========

Future installments due on notes payable are as follows:

            Year Ending June 30,
            --------------------

                    1999           $13,588
                    2000             1,695
                                   -------

                                   $15,283
                                   =======


Note 5 - Commitments and Contingencies

Petroleum Exploration Licenses (PEL's)

The Company has two Petroleum Exploration Licenses (PEL's) with the state of South Australia which contain certain commitments related to exploratory operations to be incurred over the five year term of each lease. The licenses contain estimates of the costs to complete such exploratory operation requirements, stated in Australian dollars (A $) which are also presented in United States dollars (U.S. $) using the June 30, 1998 exchange rate as follows:

                                     A $             U.S. $
                                ------------     -------------


Year one, ending May 22, 1997      $1,895,000      $1,170,000
Year two, ending May 22, 1998       2,340,000       1,444,000
Year three, ending May 22, 1999     4,150,000       2,562,000
Year four, ending May 22, 2000      5,720,000       3,531,000
Year five, ending May 22, 2001      5,275,000       3,256,000
                                   ----------      ----------

Total estimated exploratory
 costs                            $19,380,000     $11,963,000
                                  ===========     ===========

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 5 - Commitments and Contingencies (continued)

Petroleum Exploration Leases (PEL's) (continued)

As of June 30, 1998, the Company has been unable to meet the exploratory operation requirements of the PEL's. MESA has eased the requirements associated with the Company's PEL's and has agreed to work with the Company to reach a revised exploration commitment schedule including drilling activities. Currently, the Company's management and legal counsel believes that both PEL's are in good standing with MESA and anticipates receiving favorable approval of a revised exploration and drilling activity commitment schedule in 1999.


In addition to the PEL's, the Company entered into Access Agreements with Anangu Pitjanjatjara (AP) on March 5, 1996 and with the Yankunytjatjara Council (YC) on May 1, 1998. Pursuant to such agreements, the Company has agreed that annual rental payments be made to AP and YC for each of the parcels covered by the PEL's. While both Access Agreements stipulate a minimum payment of $12,300, the rental payments for AP and YC are calculated based upon the amount of Annual Exploration Expenditures (AEE's) incurred as follows:

      2.5% AND 2.55%, RESPECTIVELY OF AEE'S LESS THAN OR EQUAL TO $308,600 1.5% OF AEE'S IN EXCESS OF $308,600

The conversion rate used for these financial statement disclosures are as of June 30, 1998 and reflect an exchange rate of approximately 1 U.S. dollar to
1.62 Australian dollar.

Under the terms of the Access Agreements, any application for a Petroleum Production License (PPL) by the Company would entitle the respective parties to obtain a participatory interest in any exploration and production joint venture agreement (JVA). If either party so elects, the maximum participating interest is 10% in no event can the participatory interest be less than 1%.

The access agreements provide for the reimbursement of surveying services provided by AP and YC and for certain overriding royalty payments to be made for all petroleum recovered under any PEL's or any PPL granted by the South Australian Department of Mines and Energy. In addition, certain stockholders' of the Company have been personally granted a 3% overriding royalty interest in any PPL's granted to the Company's subsidiary Hemley Exploration Pty. Ltd.

Operating Leases

In March 1997, the Company's Australian subsidiary entered into an operating lease for office space. The terms of the lease provide for minimum payments of approximately $8,600 annually and the lease expires in March 1999, with an option to renew for three additional years. The future minimum lease payments under the office lease for the fiscal year ended June 1999 is approximately $6,500.

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 5 - Commitments and Contingencies (continued)

Operating Leases (continued)

Rental expense under the office lease was approximately $9,446 and $2,860 for the years ended June 30, 1998 and 1997.

In June 1998, the Company's Australian subsidiary entered into an operating lease for residential housing. The terms of the lease provide for payments totaling approximately $8,700 for a one year term.

Rental expense for housing leases was approximately $20,600 for the year ended June 30, 1998.

Stock Options

The Company had the following stock option activity for the year ended June 30, 1998:

                                           Exercise
                               Number        Price        Expiration
                             ----------    ---------    ---------------

Balance at June 30, 1997             -     $     -
Stock options issued          3,500,000         1.00    November 14, 2002
Stock  options   cancelled   (1,500,000)        1.00
                             ----------    ---------

Balance at June 30, 1998     2,000,000     $    1.00    November 14, 2002
                             =========     =========

(1) Options were issued to outside consultants and directors for future services to be performed. Such services were never performed and the related options were cancelled.

Contingent Claim

The Company has received notification from an unrelated Australian exploration company (AEC) for damages which it claims it will seek if it forfeits its only significant asset (a certain PEL) as a result of early 1998 acquisition negotiations between AEC and the Company. Management of the Company and legal counsel believe this contingent claim will not result in any material adverse effect on the financial condition of the Company.

Consulting Agreement - Related Party

The Company has entered into a consulting agreement with a company owned by one of the Company's directors. The agreement calls for engineering services to be provided to the Company's subsidiary at a rate of approximately $75,000 annually. The Company paid approximately $65,000 and $35,000 in consulting expense to this related entity for the years ended June 30, 1998 and 1997, respectively.
                                - 14 -

                MASON OIL COMPANY, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


Note 6 - Investment in Joint Venture

In September 1997, the Company entered into an agreement to purchase a 50% interest in a joint venture to own and operate a drilling rig. Based on the terms of the agreement, the purchase price of $905,000 was funded by issuing 806,667 shares of common stock valued at $605,000 and $300,000 cash.

As a result of declining world oil prices mobilization and use of the rig became unfeasible, and the Company entered into an agreement in October 1998 to sell their interest in the drilling rig joint venture back to the other 50% owner. The subsequent sale of the Company's investment in the drilling rig joint venture caused the Company to record an impairment of $406,649, reflecting the net realizable value of the investment. Based on the terms of the agreement, the net realizable value of $522,459 from the sale is to be received in the form of a $300,000 note receivable, the transfer of title to the Company for a portable rig camp valued at $121,626, and the return of 806,667 shares of Company's common stock originally used to purchase the joint venture interest valued at $100,833.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's directors and executive officers are as follows:

Paul B. Ingram, Age 67
President and Principal Executive Officer Mr. Ingram has served as the President and a director of the Company since September 13, 1996. Mr. Ingram was active as an independent oil and gas producer until 1995.

John L. Naylor, Age 58
Secretary-Treasurer and Principal Accounting and Financial Officer Mr. Naylor has served as the Secretary and Treasurer of the Company, and as a member of its Board of Directors, since September 13, 1996. Mr. Naylor has been active in the oil and gas business for the past 30 years both from a technical and a business standpoint in Australia, Southeast Asia and the U.S.

John K. Price,  Age 56
Mr. Price has served as a director of the Company since December 1996. Mr. Price is a college professor at North West Louisiana University. Mr. Price holds a Ph.D. degree in Political Science.

Geoffrey J. Pickles,  Age 60
Mr. Pickles has served as a director of the Company since June 1, 1997. He is a stock broker in the energy field in Sydney, NSW, Australia, with the firm of Dicksons Limited. Mr. Pickles has had many years of experience in the exploration and development of natural resources.

All directors serve until the next annual meeting of shareholders, and until their successors are duly elected and qualified. None of the current directors of the Company serves as a director of any other reporting company.

The Company has no employees other than its executive officers.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports regarding ownership of and transactions in the Company's equity securities with the Securities and Exchange Commission. Such officers, directors and ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon its review of copies of such forms or "no filings required letters" received by it, the Company believes that during the fiscal year ended June 30, 1997, all reports were filed on a timely basis.

Item 10.  Executive Compensation.

Set forth below is a Summary Compensation Table, showing the various elements of compensation earned during the last completed fiscal year and during the previous two years. No executive officer was compensated in the amount of $100,000 or more during any of the last three years.



                                                                                Long-Term Compensation
                                                                      ----------------------------------------
                                         Annual Compensation                      Awards
                                -----------------------------------   ------------------------------
                                                                                        Securities
Name and Principal    Fiscal                           Other Annual    Restricted       Underlying      LTIP         All Other
   Position            Year      Salary      Bonus     Compensation   Stock Award(s)   Options/SARs    Payouts     Compensation
------------------  ----------  --------    -------    ------------   -------------    -------------   -------     ------------

CEO                    1998      $48,000*      0            0               0               0             0              0
Paul B. Ingram         1997      $24,000*      0            0               0               0             0              0


* Compensation is earned and accrued at this rate, commencing from January 1, 1997, but payments have been deferred until the Company has sufficient cash flow.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth as of the Record Date (i) the name and address of each person known by management to own beneficially more than five percent (5%) of the Company's outstanding Common Stock, the number of shares beneficially owned by each such shareholder and the percentage of outstanding shares owned and (ii) the number and percentage of outstanding shares of Common Stock beneficially owned by each of the Company's directors and each of the five highest paid executive officers of the Company, individually (excluding executive officers whose annual compensation is less than $100,000) and by all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                         Percent
                                          Number of    Beneficially
        Beneficial Owners                  Shares         Owned
-------------------------------------    -----------    ----------

Paul B. Ingram (Director and Officer)
6337 Ravenwood Drive
Sarasota, FL 34243 ..................     3,700,000        33.97%

John L. Naylor (Director and Officer)
6337 Ravenwood Drive
Sarasota, FL 34243 ..................     3,700,000        33.97%

Geoffrey J. Pickles (Director)
Kardinea Road
Cliffton Gardens
2088 NSW, Australia .................             0         0%

John K. Price (Director)
104 Wynnwood
Ruston, Louisiana 71270 .............             0         0%

All Executive Officers and
Directors as a group (4
persons)-Total ......................     7,400,000        67.94%

Item 12.  Certain Relationships and Related Transactions.

Except as otherwise set forth below, to the knowledge of management, during the past two years, the Company was not involved in any transaction and is not currently involved in any proposed transaction, in which the Company or any of its subsidiaries was or is to be a party, in which any of its directors, officers, nominees for election as directors, security holders or immediate family member of any of the parties mentioned above, have a direct or indirect material interest, other than transactions involving employment or consulting relationships or other transactions where the amount involved did not exceed $60,000 per year. The Company has entered into a consulting arrangement for engineering services with an entity owned by John Naylor, a director of the Company. The Company paid approximately $65,000 during the fiscal year ended June 30, 1998 under such consulting arrangement. Additionally, Hemley Exploration Pty. Ltd., a wholly owned subsidiary of the Company, paid for John
L. Naylor's rent and living expenses for approximately one month when he moved from the Philippines to Australia during the last fiscal year.

Item 13.  Exhibits and Reports on Form 8-K.

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

                *Exhibit 10.5 Joint  Venture  Agreement  between  Hemley  Exploration
                              PTY.  LTD.,  an  Australian  corporation  and PT. PUTRA
                              BAKTI MAHKOTA, an Indonesian  corporation.  (Filed
                              as Exhibit  10.5 to the  Registrant's  Form 10-KSB
                              for the fiscal year ended June 30, 1997).

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

                Exhibit 10.9  Access  Agreement dated May 1, 1998 among Yan
                              Kun   ytjatjara    Council,    Antakirinja    Land
                              Management,  Paddy Jones, Jean Woods,  Tilly Waye,
                              Sadie  Singer,  Lallie  Dennon,  Johnny  Cullinan,
                              William Herbert Lennon Snr.,  Eileen Crombie,  Ian
                              Crombie, Keith Smith and Henley

                Exhibit 10.10 Drilling Rig Sales Agreement


                Exhibit 10.11 Memorandum   of   Agreement    between   PT.   Patrindo
                              Persadamadjn  and Hemley  Exploration  Pty. Ltd., dated
                              August 24, 1998.

                *Exhibit 16   Letter on Change in  Certifying  Accountant.  (Filed as
                              Exhibit  16  to  the  Registrant's  Form  8K  Reg.  No.
                              0-28184 filed September 29, 1997).

                Exhibit 21    Subsidiaries of the Registrant.

                Exhibit 24    Power of Attorney (included on page 17 herewith).

                Exhibit 27    Financial Data Schedule.

*Exhibits incorporated herein by reference.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January _____, 1999


                               MASON OIL COMPANY, INC.



                               By: /s/Paul B. Ingram
                                     Paul B. Ingram, President (Principal
                                     Executive Officer) and Director


                           POWER OF ATTORNEY

KNOW ALL PERSONS by these presents that each person whose signature to this Annual Report appears below hereby constitutes and appoints Paul B. Ingram and John L. Naylor, and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Annual Report, and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      January ___, 1999        /s/Paul B. Ingram
                               Paul B. Ingram, President (Principal
                               Executive Officer) and Director

      January ___, 1999        /s/John L. Naylor
                               John L. Naylor, Secretary-Treasurer
                               (Principal Accounting and Financial
                               Officer) and Director


      January ___, 1999        /s/John Price
                               John Price, Director


      January ___, 1999        /s/Geoffrey J. Pickles
                               Geoffrey J. Pickles, Director