Form 10QSB
period 1998-09-30
MASON OIL CO INC
filed 1999-04-02
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended September 30, 1998

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

There were 11,697,171 shares of the Issuer's common stock, par value $.001 per share, outstanding as of March 1, 1999.

                        MASON OIL COMPANY, INC.

                      Consolidated Balance Sheets

PART I
FINANCIAL INFORMATION

                                                                June 30,         September 30,
                                                                  1998               1998
                                                             --------------      -------------
                                                                                 (Unaudited)
                                     Assets
Current Assets
  Cash and cash equivalents .............................     $     473,652      $     328,822
                                                              -------------      -------------

Property and equipment, at cost
 Unproved oil and gas properties,
  full  cost method .....................................           274,994            300,790
 Vehicles ...............................................            37,185             35,810
 Other ..................................................             7,684              7,400
                                                              -------------      -------------
                                                                    319,863            344,000
  Less accumulated depreciation .........................           (11,980)           (13,403)
                                                              -------------      -------------
                                                                    307,883            330,597

Other noncurrent assets
 Deposits ...............................................            19,682             18,954
 Investment in joint venture (Note 2) ...................           528,894            509,330
                                                              -------------      -------------
    Total Other Assets ..................................           548,576            528,284
                                                              -------------      -------------

Total ...................................................     $   1,330,111      $   1,187,703
                                                              =============      =============

                  Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts Payable ......................................     $      32,673      $      34,970
  Notes payable - related party .........................           197,599            178,426
  Current portion of notes payable ......................            13,588              9,424
                                                              -------------      -------------
    Total Current Liabilities ...........................           243,860            222,820

Notes payable - long term ...............................             1,695              1,695
Deferred salary payable .................................            72,000             84,000

Stockholders' equity
 Common  Stock,  $.001 par  value, ......................       200,000,000
  shares authorized;  11,697,171 shares issued and
  outstanding  at  September  30, 1998 and at
  June 30, 1998 .........................................            11,697             11,697
 Additional paid-in capital .............................         2,485,994          2,485,994
 Accumulated deficit ....................................        (1,498,738)        (1,650,195)
 Foreign currency translation adjustment ................            13,603             31,692
                                                              -------------      -------------
    Total Stockholders' equity ..........................         1,012,556            879,188
                                                              -------------      -------------

Total Liabilities and Stockholders' Equity ..............     $   1,330,111      $   1,187,703
                                                              =============      =============


                See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC.

                 Condensed Consolidated Statements of Operations


                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      1997              1998
                                                  ------------      ------------
                                                   (unaudited)       (unaudited)
Costs and expenses
  General and administrative ................     $     84,513      $    150,870
                                                  ------------      ------------
     Total operating costs and expenses .....           84,513           150,870

Other (income) expense
  Interest income ...........................          (17,693)           (3,848)
  Interest expense ..........................            3,406            11,263
                                                  ------------      ------------

Net loss ....................................     $    (70,226)     $   (158,285)
                                                  ============      ============

Basic net loss per common share .............     $       (.01)     $       (.02)
                                                  ============      ============

Weighted average number of shares outstanding       10,890,504        11,697,171
                                                  ============      ============

                See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC.

                 Consolidated Statements of Comprehensive Income



                                                  Three Months Ended
                                                     September 30,
                                                ------------------------
                                                   1997           1998
                                                ---------      ---------
                                                (unaudited)    (unaudited)

Net loss ..................................     $ (70,226)     $(158,285)
                                                ---------      ---------

Other comprehensive income, net of tax
   Foreign currency translation adjustments         2,290         18,089
                                                ---------      ---------
     Total other comprehensive income .....         2,290         18,089
                                                ---------      ---------

Comprehensive loss ........................     $ (67,936)     $(140,196)
                                                =========      =========



                See notes to consolidated financial statements.

                            MASON OIL COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows

                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1997              1998
                                                   ------------      -----------

Cash flows from operating activities
  Net loss ....................................     $   (70,226)     $  (158,285)
  Depreciation and amortization ...............           3,671            1,855
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Prepaid expenses and other assets ..........           2,822             (475)
   Accounts payable and accrued liabilities ...           2,560           15,842
                                                    -----------      -----------
       Net cash used by operating activities ..         (61,173)        (141,063)
                                                    -----------      -----------

Cash flows used by investing activities
  Oil and gas exploration expenses ............         (30,189)         (35,756)
                                                    -----------      -----------
       Net cash used by investing activities ..         (30,189)         (35,756)
                                                    -----------      -----------

Cash flows from financing activities
  Payments on notes payable ...................          (2,732)          (3,639)
                                                    -----------      -----------
       Net cash used by financing activities ..          (2,732)          (3,639)
                                                    -----------      -----------

Net effect of currency fluctuations on cash and
 cash equivalents .............................         (11,090)          35,687

Net decrease in cash and cash equivalents .....        (105,184)        (144,771)

Beginning cash and cash equivalents ...........       1,587,627          473,593
                                                    -----------      -----------

Ending cash and cash equivalents ..............     $ 1,482,443      $   328,822
                                                    ===========      ===========

                See notes to consolidated financial statements.

                        MASON OIL COMPANY, INC.

              Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies

The summary of Mason Oil Company's, Inc. (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 1998.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.


Note 2 - Investment in Joint Venture

The  Company's  investment  in a drilling rig joint venture has been recorded at its estimated net realizable value, which consists of a $300,000 note receivable, 806,667 shares of the Company's common stock valued at $100,833 and the title to a portable rig camp valued at $108,497. The note receivable has the following terms: $50,000 payable on the closing date of the agreement and $50,000 payable in quarterly installments on the following dates; January 1, 1999, March 30, 1999, June 30, 1999, September 30, 1999 and January 1, 1999. The
note also provides for interest payments of 8% and is secured by the Company's interest in the drilling rig. The Company has received $50,000 to date on the note.


Note 3 - New Accounting Standards

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

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Currently, the Company only has a single business segment.

SFAS No.'s 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

                        MASON OIL COMPANY, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

The Company has not had revenues from operations in either of the last two fiscal years. The Company's plan of operation for the next twelve months is set forth below.

Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating levels, for a period of approximately one year. The Company will continue to conduct investigations and evaluations of promising exploration and development opportunities, and will gather data with respect to such properties, but will defer any exploration development or production activities pending receipt of additional financing.

The Company plans to seek to raise additional copies to fund future exploration and development operations, through joint venture type arrangements or through the issuance of additional equity in either the private or public markets within the next 12 months. There can be no assurance that the Company will be able to obtain any such financing with such time period. The Company's ability to commence exploration or production activities, including activities required to maintain its rights under existing licenses will depend on its ability to promptly obtain needed funding.

As reported in its annual report, the Company has disposed of its one half interest in a drilling rig and related equipment. The Company will have to make other arrangements for drilling equipment and services before conducting any drilling activities, and such arrangements will depend on the receipt of additional funding.

The Company has abandoned its efforts to purchase Mataranka Oil NP of Sydney, Australia. However, the Company has continued to investigate the possibility of participating in various ventures in Indonesia as a means of acquiring proven reserves. As reported in the Company's latest annual report, it has recently signed a Memorandum of Understanding with a group in Indonesia which, if implemented, would result in the Company acquiring an 80% management interest in a joint venture under a Technical Assistance Contract with Pertamina, the Indonesian National Oil Company. The implementation of such joint venture arrangement and pursuit of the related exploration and development opportunities depends on the Company's receipt of additional funding.

The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and developing activities.


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

                                PART II

Item 1.  Legal Proceedings.

      Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

      None; not applicable.


Item 3.  Defaults Upon Senior Securities.

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

March __, 1998                 MASON OIL COMPANY, INC.


                               /s/ Paul B. Ingram
                               Director and President