Form 10QSB
period 1998-12-31
MASON OIL CO INC
filed 1999-04-22
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 x QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934.

                For the Quarterly Period Ended December 31, 1998

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

There were 10,890,504 shares of the Issuer's common stock, par value $.001 per share, outstanding as of April 5, 1999.

                        MASON OIL COMPANY, INC.

                      Consolidated Balance Sheets

PART I
FINANCIAL INFORMATION


                                                                 June 30,         December 31,
                                                                   1998               1998
                                                              -------------      -------------
                                                                                  (Unaudited)
                                     Assets
Current Assets
  Cash and cash equivalents .............................     $     473,652      $     160,919
  Note receivable (Note 2) ..............................              --              300,000
  Prepaid expenses and other ............................              --               16,575
                                                              -------------      -------------
   Total current assets .................................           473,652            477,494

Property and equipment, at cost
  Unproved oil and gas properties,
   full cost method .....................................           274,994            323,355
  Portable rig camp (Note 2) ............................              --              120,029
  Vehicles ..............................................            37,185             37,649
  Other .................................................             7,684              8,970
                                                              -------------      -------------
                                                                    319,863            490,003
  Less accumulated depreciation .........................           (11,980)           (16,421)
                                                              -------------      -------------
                                                                    307,883            473,582

Other noncurrent assets
  Deposits ..............................................            19,682             19,278
  Investment in joint venture (Note 2) ..................           528,894               --
                                                              -------------      -------------
    Total Other Assets ..................................           548,576             19,278
                                                              -------------      -------------

Total ...................................................     $   1,330,111      $     970,354
                                                              =============      =============

                  Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts Payable ......................................     $      32,673      $      36,425
  Notes payable - related party .........................           197,599            215,692
  Current portion of notes payable ......................            13,588              7,721
                                                              -------------      -------------
    Total Current Liabilities ...........................           243,860            259,838

Notes payable - long term ...............................             1,695              1,695
Deferred salary payable .................................            72,000             96,000

Stockholders' equity
 Common Stock, $.001 par  value, 200,000,000
  shares authorized;  10,890,504 shares issued
  and outstanding  at December 31, 1998 and
  11,697,171 at June 30, 1998 (Note 2) ..................            11,697             10,890
 Additional paid-in capital .............................         2,485,994          2,365,801
 Accumulated deficit ....................................        (1,498,738)        (1,786,860)
 Foreign currency translation adjustment ................            13,603             22,990
                                                              -------------      -------------
    Total Stockholders' equity ..........................         1,012,556            612,821
                                                              -------------      -------------

Total Liabilities and Stockholders' Equity ..............     $   1,330,111      $     970,354
                                                              =============      =============

                             MASON OIL COMPANY, INC.

                 Condensed Consolidated Statements of Operations


                                      Six Months Ended                  Three Months Ended
                                         December 31,                        December 31,
                                ------------------------------      ------------------------------
                                    1997               1998              1997             1998
                                ------------      ------------      ------------      ------------
                                (unaudited)        (unaudited)       (unaudited)       (unaudited)
Costs and expenses
 General and administrative     $    213,551      $    272,543      $    130,491      $    121,673
                                ------------      ------------      ------------      ------------
     Total operating costs
       and expenses .......          213,551           272,543           130,491           121,673

Other (income) expense
 Interest income ..........          (27,501)          (18,561)          (12,871)          (14,713)
 Interest expense .........            6,660           (34,140)            4,864            22,877
                                ------------      ------------      ------------      ------------

Net loss ..................     $   (192,710)     $   (288,122)     $   (122,484)     $   (129,837)
                                ============      ============      ============      ============

Basic net loss per common
 share ....................     $       (.02)     $       (.03)     $       (.01)     $       (.01)
                                ============      ============      ============      ============

Weighted average number of
 shares outstanding .......       11,092,463        10,890,504        10,890,504        11,294,420
                                ============      ============      ============      ============


                             MASON OIL COMPANY, INC.

                 Consolidated Statements of Comprehensive Income



                                      Six Months Ended             Three Months Ended
                                        December 31,                   December 31,
                                  ------------------------      ------------------------
                                    1997            1998           1997          1998
                                  ---------      ---------      ---------      ---------
                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)

Net loss ....................     $(192,710)     $(288,122)     $(122,484)     $(129,837)
                                  ---------      ---------      ---------      ---------

Other comprehensive income,
 net of tax
 Foreign currency translation
  adjustments ...............       (89,135)         9,387        (91,425)        (8,702)
                                  ---------      ---------      ---------      ---------
    Total other comprehensive
     income .................       (89,135)         9,387        (91,425)        (8,702)
                                  ---------      ---------      ---------      ---------

Comprehensive loss ..........     $(281,845)     $(278,735)     $(213,909)     $(138,539)
                                  =========      =========      =========      =========

                            MASON OIL COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows


                                                     Six Months Ended
                                                        December 31,
                                                -----------------------------
                                                    1997              1998
                                                -----------      ------------

                                                 (unaudited)      (unaudited)
Cash flows from operating activities
 Net loss .................................     $  (192,710)     $  (288,122)
 Depreciation and amortization ............           1,950            4,286
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Prepaid expenses and other assets .......         (99,778)          10,366
  Accounts payable and accrued liabilities           19,761           38,104
                                                -----------      -----------
      Net cash used by operating activities        (270,777)        (235,366)
                                                -----------      -----------

Cash flows used by investing activities
 Oil and gas exploration expenses .........         (63,317)         (44,926)
 Oil and gas acquisition costs ............         (51,210)            --
 Purchase of equipment and furniture ......         (17,198)          (1,190)
 Purchase of drilling rig .................        (300,000)            --
                                                -----------      -----------
      Net cash used by investing activities        (431,725)         (46,116)
                                                -----------      -----------

Cash flows from financing activities
  Borrowings on notes payable .............          10,921            7,741
  Payments on notes payable ...............          (6,086)          (7,753)
                                                -----------      -----------
      Net cash used by financing activities           4,835              (12)
                                                -----------      -----------

Net effect of currency fluctuations on cash
 and cash equivalents .....................         (87,003)         (31,180)

Net decrease in cash and cash equivalents .        (784,670)        (312,674)

Beginning cash and cash equivalents .......       1,587,627          473,593
                                                -----------      -----------

Ending cash and cash equivalents ..........     $   802,957      $   160,919
                                                ===========      ===========

Supplemental non-cash flow disclosures:
      During the six months ended December 31, 1998 and 1997, the Company paid approximately $33,000 and $0, respectively, for interest expense.

      During the six months ended December 31, 1997 the Company purchased a 50% interest in a drilling rig for $300,000 cash and 806,667 shares of common stock of common stock valued at $605,000.

      During the six months ended December 31, 1998, the Company sold its 50% investment in the drilling rig back to the original seller for a note receivable payable in U.S. dollars of $300,000, the return of 806,667 shares of the Company's common stock valued at $121,000, and the transfer of title to a portable drilling rig camp valued at $121,626.

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


Note 2 - Investment in Joint Venture

The Company's sale of its investment in a drilling rig joint venture has been recorded at its estimated net realizable value, which consists of a $300,000 note receivable, 806,667 shares of the Company's common stock valued at $121,000 and the title to a portable rig camp valued at $121,626. The note receivable has the following terms: $50,000 payable on the closing date of the agreement and $50,000 payable in quarterly installments on the following dates; January 1, 1999, March 30, 1999, June 30, 1999, September 30, 1999 and January 1, 1999. The
note also provides for interest payments of 8% and is secured by the Company's interest in the drilling rig. The Company has received $50,000 to date on the note.


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

Recently Issued Accounting Pronouncements (continued)

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

*Exhibit 24     Power of Attorney (Filed with the Registrants September 30,
                1997, form 10-QSB dated November 13, 1997).

Exhibit 27      Financial Data Schedule

*Exhibits incorporated herein by reference.

      (b)  Forms 8-K filed during the last quarter.  None.

                              SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 1999                 MASON OIL COMPANY, INC.


                               /s/ Paul B. Ingram
                               Director and President