Form 10QSB
period 1999-03-31
MASON OIL CO INC
filed 1999-05-20
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE    SECURITIES
---
      EXCHANGE ACT OF 1934.

                   For the Quarterly Period Ended March 31, 1999

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

There were 10,890,504 shares of the Issuer's common stock, par value $.001 per share, outstanding as of May 17, 1999.

                              MASON OIL COMPANY, INC.

                            Consolidated Balance Sheets

PART I
FINANCIAL INFORMATION


                                                             June 30,        March 31,
                                                               1998            1999
                                                             -------         --------
                                                                            (Unaudited)
                                     Assets
Current Assets
  Cash and cash equivalents                                  $ 473,652       $ 154,988
  Note receivable (Note 2)                                          -          207,843
  Prepaid expenses and other                                        -            3,107
                                                             ---------       ---------
   Total current assets                                        473,652         365,938

Property and equipment, at cost
  Unproved oil and gas properties, full cost method            274,994         329,641
  Portable rig camp (Note 2)                                        -          120,029
  Vehicles                                                      37,185          38,048
  Other                                                          7,684           9,065
                                                             ---------       ---------
                                                               319,863         496,783
  Less accumulated depreciation                                (11,980)        (18,728)
                                                             ---------       ---------
                                                               307,883         478,055

Other noncurrent assets
  Deposits                                                      19,682          19,482
  Investment in joint venture (Note 2)                         528,894              -
                                                             ---------       --------
     Total Other Assets                                        548,576          19,482
                                                             ---------       ---------

Total                                                        $1,330,111      $ 863,475
                                                             ==========      =========

                     Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts Payable                                           $  32,673       $  36,144
  Notes payable - related party                                197,599         195,400
  Current portion of notes payable                              13,588           3,760
                                                             ---------       ---------
     Total Current Liabilities                                 243,860         235,304

Notes payable - long term                                        1,695              -
Deferred salary payable                                         72,000         108,000

Stockholders' equity
  Common  Stock,  $.001 par  value,  200,000,000  shares
authorized;  10,890,504 shares issued and outstanding at
March 31, 1999 and 11,697,171 at June 30,1998 (Note 2)          11,697          10,890
  Additional paid-in capital                                 2,485,994       2,365,801
  Accumulated deficit                                        (1,498,738)    (1,919,299)
  Foreign currency translation adjustment                       13,603          62,779
                                                             ---------       ---------
     Total Stockholders' equity                              1,012,556         520,171
                                                             ---------       ---------

Total Liabilities and Stockholders' Equity                   $1,330,111      $ 863,475
                                                             ==========      =========
                                       - 2 -

                              MASON OIL COMPANY, INC.

                  Condensed Consolidated Statements of Operations



                                           Nine Months Ended         Three Months Ended
                                               March 31,                  March 31,
                                       -----------------------     ----------------------
                                           1998         1999         1998         1999
                                       ----------   -----------    ---------    ---------
                                       (unaudited)  (unaudited)   (unaudited)  (unaudited)
     Costs and expenses
       General and administrative       $  404,447   $  402,812    $  190,896   $  130,269
                                        ----------   ----------    ----------   ----------
         Total operating costs and
           expenses                        404,447      402,812       190,896      130,269

     Other (income) expense
       Interest income                     (37,551)     (20,857)      (10,050)      (2,296)
       Interest expense                     10,604       38,606         3,944        4,486
                                        ----------   ----------    ----------   ----------

     Net loss                           $ (377,500)  $ (420,561)   $ (184,790)  $ (132,439)
                                        ==========   ==========    ==========   ==========

     Basic net loss per common share    $     (.03)  $     (.04)   $     (.02)  $     (.01)
                                        ==========   ==========    ==========   ==========

     Weighted average number of
      shares outstanding                11,092,463   10,890,504    11,092,463   10,890,504
                                        ==========   ==========    ==========   ==========




















                              MASON OIL COMPANY, INC.

                  Consolidated Statements of Comprehensive Income


                                           Nine Months Ended         Three Months Ended
                                                March 31,                March 31,
                                        -----------------------    -----------------------
                                            1998        1999         1998         1999
                                        ----------   ----------    ----------   ----------
                                        (unaudited)  (unaudited)   (unaudited)  (unaudited)

     Net loss                           $ (377,500)  $ (420,561)   $ (184,790)  $ (132,439)
                                        ----------   ----------    ----------   ----------

     Other comprehensive income, net
      of tax
       Foreign currency translation
        adjustments                        (12,354)      59,176        76,781       39,789
                                        ----------   ----------    ----------   ----------
        Total other comprehensive
          income (loss)                    (12,354)      59,176        76,781       39,789
                                        ----------   ----------    ----------   ----------

     Comprehensive loss                 $ (389,854)  $ (361,388)   $ (108,009)  $  (92,650)
                                        ==========   ==========    ==========   ==========
























                              MASON OIL COMPANY, INC.

                  Condensed Consolidated Statements of Cash Flows

                                                                 Nine Months Ended
                                                                      March 31,
                                                            --------------------------
                                                                1998            1999
                                                            ----------      ----------
                                                            (unaudited)     (unaudited)
Cash flows from operating activities
   Net loss                                                 $ (377,500)     $ (420,561)
   Depreciation and amortization                                 6,402           6,435
   Stock issued for consulting                                   3,500              -
   Adjustments to reconcile net loss to net cash used
    in operating activities
     Accounts receivable                                       (89,848)          9,060
     Prepaid expenses and other assets                         (98,520)         (3,107)
     Accounts payable and accrued liabilities                   97,990          55,706
                                                            ----------      ----------
        Net cash used by operating activities                 (457,976)       (352,467)
                                                            ----------      ----------

Cash flows used by investing activities
   Oil and gas exploration expenses                           (147,275)        (48,267)
   Oil and gas acquisition costs                               (34,815)             -
   Purchase of equipment and furniture                         (17,198)         (1,190)
   Purchase of drilling rig                                   (300,000)             -
   Payments on note receivable                                      -           99,045
                                                            ----------      ----------
        Net  cash (used  in) provided  by investing
         activities                                           (499,288)         49,588
                                                            ----------      ----------


Cash flows from financing activities
   Borrowings on notes payable                                  14,846          18,525
   Payments on notes payable                                    (9,881)        (11,877)
                                                            ----------      ----------
        Net cash used by financing activities                    4,965           6,648
                                                            ----------      ----------

Net effect of currency fluctuations on cash and cash           (15,817)        (22,433)
 equivalents

Net decrease in cash and cash equivalents                     (968,116)       (318,664)

Beginning cash and cash equivalents                          1,587,627         473,652
                                                            ----------      ----------

Ending cash and cash equivalents                            $  619,511      $  154,988
                                                            ==========      ==========



Supplemental non-cash flow disclosures:
      During the nine months ended March 31, 1999 and 1998, the Company paid approximately $33,000 and $0, respectively, for interest expense.

      During the nine months ended March 31, 1998 the Company purchased a 50% interest in a drilling rig for $300,000 cash and 806,667 shares of common stock of common stock valued at $605,000.

      During the nine months ended March 31, 1999, the Company sold its 50% investment in the drilling rig back to the original seller for a note receivable payable in U.S. dollars of $300,000, the return of 806,667 shares of the Company's common stock valued at $121,000, and the transfer of title to a portable drilling rig camp valued at $121,626.

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


Note 2 - Investment in Joint Venture

The Company's sale of its investment in a drilling rig joint venture has been recorded at its estimated net realizable value, which consists of a $300,000 note receivable, 806,667 shares of the Company's common stock valued at $121,000 and the title to a portable rig camp valued at $121,626. The note receivable has the following terms: $50,000 payable on the closing date of the agreement and $50,000 payable in quarterly installments on the following dates; January 1, 1999, March 30, 1999, June 30, 1999, September 30, 1999 and January 1, 1999. The
note also provides for interest payments of 8% and is secured by the Company's interest in the drilling rig. The Company has received $100,000 to date on the note.


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

                              MASON OIL COMPANY, INC.

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

                              MASON OIL COMPANY, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company has not had revenues from operations in either of its last two fiscal years, or during the portion of the current fiscal year for which financial statements are furnished in this report. The Company's plan of operation for the next twelve months is set forth below.

Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating levels, for a period of approximately one year. Pending receipt of additional financing, the Company will continue to maintain current relationships and contacts, conduct preliminary investigations and evaluations of promising exploration and development opportunities, gather preliminary data with respect to such properties, and pursue financing alternatives, but will defer any exploration, development or production activities.

The Company will have to raise additional funds before commencing any exploration or development activities, and in any event by July 31, 1999. The Company is currently pursuing financing alternatives, and has engaged a financing consultant on a non-exclusive, best efforts basis. The Company anticipates that financing, if obtained, may be in the form of a joint venture type arrangement or an issuance of equity securities of the Company. There can be no assurance that the Company will be able to obtain any such financing within time period it will be needed or at all, or that the terms of any financing which may be available will be acceptable to the Company or will permit it to achieve its business and financial objectives. The Company's ability to commence exploration or production activities, including activities required to maintain its rights under existing licenses, will depend on its ability to promptly obtain needed funding.

The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding and commencement of exploration and developing activities.

The Company believes that its inability to obtain funding for current projects has been tied to the recent slippage of world oil prices to a 12 year low. Recent upward pricing trends are expected to open new financing opportunities.

Delayed financing has rendered the Company unable to meet the performance obligations applicable to its Indonesian projects, but the Company has received positive communications with responsible parties in Indonesia and believes that variances will be granted, due to the general down-turn in oil prices and project financing, provided that financing becomes available in the near future.

Assuming that needed financing is received and any requisite variances are obtained, the company plans to proceed with the testing phase of the the projects located in the Mogoi and Wasian fields of the Bintuni Basin of Irian Jaya (Western New Guinea), Indonesia, and the development of the Officer Basin project in south Australia (where two to three stratigraphic wells are planned for 1999. Should these initial Officer Basin wells prove to be of acceptable volume, the Company would undertake to complete them as production wells by reaming the holes and setting production casing.

                              MASON OIL COMPANY, INC.

Contracts are being prepared with service and work-over companies in the various areas in anticipation of commencing operations this summer, if adequate financing is received. If funding is received and the Indonesian project proceeds, the Company's Jakarta office will be minimized and the Indonesian operations office will be located at Sarong, resulting in significant savings to the Company. Also, the drilling camp that has been in storage in the Philippines would be moved for use in the Indonesian project.

On time payments are being received from the sell-back of the drilling rig previously reported.

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

                              MASON OIL COMPANY, INC.

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

                              MASON OIL COMPANY, INC.

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

                              MASON OIL COMPANY, INC.

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

*Exhibit 10.2  Access Agreement between Anangu  Pitjantjatjara  and John Leonard and Paul Bryan Ingram.(Filed as Exhibit 2.5 to the Registrant's Form 10-QSB, Reg. No. 000-28184 filed February 21, 1997).

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

*Exhibit 10.8  Amendment  No. 1 to Consulting  Fee Agreement  dated May 8, 1997, amending the Consulting Fee Agreement dated Fe bruary 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8 Registration Statement dated March 25, 1997. (Filed as
            Exhibit 10.2 to the Registrant's Form 10-QSB Reg. No.000-28184 filed May 20, 1997).

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

May 19, 1999                        MASON OIL COMPANY, INC.


                               /s/ Paul B. Ingram
                             Director and President