Form 10KSB
period 1999-06-30
MASON OIL CO INC
filed 1999-09-28
CIK 1011972

librarySLC









            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended June 30, 1999

[  ]  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________

                     Commission file number 0-28184

                           MASON OIL COMPANY, INC.
          (Exact name of small business issuer in its charter)

           Utah                                       37-109974
  _______________________                  __________________________________
  (State of incorporation)                (I.R.S. Employer Identification No.)

 6337 Ravenwood Drive, Sarasota, FL                    34243
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (941) 351-3102

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class           Name of each exchange on which registered
      ___________________           _________________________________________
              None                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           $0.001 par value Common Stock
                           _____________________________
                                 (Title of class)

Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                            -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year consisted of interest income in the amount of approximately $23,000.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer (treating all executive officers and directors of the issuer, for this purpose, as if they may be affiliates of the issuer) was approximately $ 724,244 as of August 31, 1999 (based on the average bid and asked price of such Common Stock).

Ten million, eight hundred ninety thousand, five hundred and four (10,890,504) shares of the issuer's Common Stock were outstanding as of August 31, 1999.

      Transitional Small Business Disclosure Format (check one):
      Yes _______    No ___X____

                         MASON OIL COMPANY, INC.
                   For Fiscal Year Ended June 30, 1999

                            TABLE OF CONTENTS
                               Form 10-KSB

                                 PART I


Item                                                       Page

1     Description of Business.                               1

2.    Description of Property                                4

3.    Legal Proceedings                                      9

4.    Submission of Matters to a Vote of Security            9
Holders

                        PART II

5.    Market for Issuer's Common Equity and Related          9
      Stockholder Matters

6.    Management's Discussion and Analysis or Plan of       10
      Operation

7.    Financial Statements                                  12

8.    Changes  in  and  Disagreements  with  Accountants on 13
       Accounting  and  Financial Disclosure

                        PART III

9.    Directors, Executive Officers, Promoters and
Control Persons;
                                                            14
      Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                15

11.   Security Ownership of Certain Beneficial Owners       15
and Management

12.   Certain Relationships and Related Transactions        16

13.   Exhibits and Reports on Form 8-K                      16

      Signatures                                            18

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

Item 1.   Description of Business.

General. Mason Oil Company, Inc., a Utah corporation formed in 1980 (the "Company"), has attempted to position itself to participate in the acquisition, development and operation of selected oil and gas properties, primarily in Australia and Southeast Asia. From 1981 until 1996, the Company was dormant, with no significant assets or liabilities. Controlling interest in the Company was acquired in September, 1996 by Paul B. Ingram and John L. Naylor, for the purpose of establishing a vehicle for the identification, exploration, development and operation of promising oil and gas properties. Since the date of such transaction, the Company has investigated potential petroleum exploration and development prospects and explored how it might participate in the development and operation of such properties.

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

The initiation of exploration activities under the PELs was delayed for a time because of negotiations with the aboriginal tribes claiming interests in the geographic areas covered by the PELs, and later because of industry pricing issues and financial constraints. A native group asserted rights to title of the land subject to PEL 63. The Company resolved such claims by entering into an Access Agreement with this native group (the "PEL 63 Access Agreement"). The PEL 63 Access Agreement sets forth the terms upon which the Company has agreed with the native group regarding access to PEL 63 for purposes of conducting exploration and production activities. The Company is obligated under the PEL 63 Access Agreement to make certain payments in return for rights to use the area. The Company has performed aeromagnetic surveys in the geographic area covered by the PELs, and has compiled and interpreted data resulting from such surveys. This data will assist the Company in pursuing possible drilling activities if and when (i) it obtains requisite finding, and (ii) warranted by oil prices and demand, as well as applicable economic and market conditions. To date the Company has been unable to secure financing to enable it to commence exploration or drilling activities in the areas covered by the PELs. As a result of the failure to proceed with such activities as originally contemplated, the Company's continuing rights under the PELs are in jeopardy.

Given its present cash position, the Company anticipates that it can satisfy its cash requirements, at current operating levels until the end of 1999.

Sale of Drilling Rig Interest. During the last fiscal year, the Company completed the sale of its one-half interest in a Cabot/Franks 1000 drilling rig. The rig was purchased when drilling equipment in the vicinity of the PELs was not readily available. Due to the deflated market price for oil at the time, however, the Company decided to not transport the rig to Australia for use in exploration activities of the Company's PELs. Should the Company arrive at a position to initiate exploration activities, it will undertake to contract the drilling work out to third parties. The Company's interest in the rig was sold back to the operator, T. D. International, for a $300,000 note receivable which had a balance of approximately $111,000 at June 30, 1999. T.D. International also returned to the Company 806,666 shares of the Company's Common Stock which it acquired at the time of sale of the interest in the rig. The Company retained title to a 50 man portable drilling camp valued at approximately $122,000.

Indonesian Venture. Over the past three years the Company has been exploring various ventures in Indonesia as a means of acquiring proven reserves to broaden the base of the Company's operations. The Company is a party to a Memorandum of Agreement (MOA) with a banking group called Patrindo of India, which is intended to result in an 80% management interest in a joint venture with the banking group under a Technical Assistance Contract (TAC) with Pertamina, the Indonesian national oil company. The MOA covers 195 square kilometers, including two previously discovered and partially developed fields in the Bintuni Basin of Irian Jaya (Western New Guinea).

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

The Company believes that it would need $2.4 million U. S. to reopen the Indonesian field and prove that substantially similar pressures and depth of the oil/water interface exist today when compared with the time the wells were closed. The Company has so far been unable to obtain the funding required to initiate any reopening or exploration activities in the Indonesian field covered by the MOA, and the proving period initially allowed has expired, so that the Company's remaining rights under the MOA and TAC, if any, are uncertain. Political instabilities and civil unrest in Indonesia, as well as unfavorable oil prices, have contributed to the Company's inability to obtain funding for this project and present substantial obstacles to pursuit of exploration and production activities in Indonesia at the present time.

Recent increases in world oil prices have prompted the Company to continue to pursue development of the joint venture regarding the MOA and TAC. The Company is continuing due diligence on its joint venture partner and understands that Pertamina is conducting an audit of the joint venture partner's assets. Under the terms of the MOA, with the approval of Pertamina, and subject to the receipt of required funding, negotiations on the project could move forward quickly.

      General Risks and Uncertainties; Possible Change in Business Focus

Currently the Company is not involved in any oil and gas production activities. There can be no assurance that in the future the Company will locate proven reserves, whether associated with the PELs, the MOA or otherwise. The Company does not have the funding necessary to undertake any active exploration or drilling programs, and there can be no assurance that the Company will be able to obtain such financing. Even if it were able to obtain the necessary financing, the prevailing economic and market conditions at the time may not warrant an active exploration program. Furthermore, exploration and development activities undertaken, if any, may not result in the establishment of producing wells. Even with proven reserves positively identified, the feasibility of recovery is strongly dependent upon world market prices for oil and gas. There can be no assurance that amounts capitalized as acquisition, exploration and development costs will be recoverable through future operations.

Given the Company's inability to obtain financing for the pursuit of its proposed exploration and production projects, it is considering possible alternatives to its current business strategy. The Company is evaluating potential relationships and acquisition opportunities, both within the petroleum industry and with non-petroleum related businesses.

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

Employees. The Company has two employees, both of which work full time for the Company. The employees are Paul Ingram and John Naylor, both officers of the Company, who between themselves handle all administrative functions and the investigation and evaluation of potential exploration and development projects.

Item 2.   Description of Property.

General. The Company's primary asset is its interests in the PELs, which were issued by the State of South Australia, and access agreements providing the Company with access to the property covered by the PELs, negotiated with the Anangu Pitjantjatjari aboriginal tribe.

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

Petroleum Exploration Licenses - Rights and Obligations. The PELs have been issued for an initial term of five years, subject to the license renewal provisions contained in the Petroleum Act. The Petroleum Act prescribes minimum exploration expenditure requirements to apply during the initial term of an Exploration License. However, in the case of each of PELs 61 and 63, a detailed plan setting out minimum levels of exploration for each year of the initial term of the PEL is included in the License conditions. The plan, as revised in 1999 by the South Australian Department of Mines and Energy, includes future estimated expenditure levels for each remaining year under the PELs, as follows:


                                PEL 61      PEL 63

       Year ending 22 May              A$          A$
       2000                     3,000,000   3,000,000
       Year ending 22 May       2,450,000   2,500,000
       2001

       Total                  A$5,450,000   A$5,500,000

      Under the terms of each License, if Hemley fails to comply with the prescribed exploration requirements in any year of the term, the responsible Minister may (at his discretion) cancel or vary the License or, alternatively, vary these expenditure requirements. The South Australian Department of Mines and Energy ("MESA") has modified the requirements associated with the Company's PELs, as referenced above.

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

      The Access Agreements also entitle each respective group to take up a participatory interest of up to 10% in any Petroleum Production License which may be granted in respect to any petroleum discovery within the area of PEL 61.

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

      Company Facilities. The Company currently conducts its business operations out of facilities located in Sarasota, Florida provided by its officers, at no cost to the Company. In March 1997, Hemley entered into an operating lease for office space in Australia. The terms of the lease provide for payments of approximately $10,500 annually. The lease expired in March of 1999, and has since continued on the same terms, on a month to month basis. It is anticipated that at the time of commencement of substantial exploration and development activities, offices and facilities will be established at the site of such operations

Item 3.   Legal Proceedings.

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                              PART II

Item 5.   Market for Issuer's Common Equity and Related Stockholder
Matters.

      The Company's Common Stock is traded on the NASDAQ bulletin board, under the symbol MSNO. The Company estimates that at August 31, 1999, there were approximately 2,368 holders of record of the Company's Common Stock.

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


             Quarter Ended         Common Stock
                                  High       Low
             March 31, 1997      $2.000    $1.000
             June 30, 1997       $1.750    $0.250
             September 30,       $1.000    $0.500
             1997
             December 31, 1997   $0.875     $0.375
             March 31, 1998      $0.750     $0.250
             June 30, 1998       $0.281     $0.063
             September 30,       $0.156     $0.078
             1998
             December 31, 1998   $0.188     $0.125
             March 31, 1999      $0.297     $0.156
             June 30, 1999       $0.266     $0.188

During the last fiscal year, the Company sold no securities that were not registered under the Securities Act of 1933.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The Company has not had revenues from operations in either of the last two fiscal years. The Company's plan of operation for the next twelve months is set forth below.

Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating levels, through the end of 1999. In the near term, the Company will continue to pursue financing to enable it to initiate exploration and production activities. To the extent of available resources, the Company will also continue to conduct investigations and evaluations of promising exploration and development opportunities, and to conduct testing and to gather data with respect to such properties. However, the Company will defer any exploration or production activities pending receipt of additional financing.

The recent increases in world oil prices are enhancing the economics of pursuing the Company's exploration and production projects, so the Company is continuing to work with Patrindo of Indonesia on the joint venture relating to the Bintuni Basin Technical Assistance contract. The Company is proceeding with its due diligence efforts with respect to the project and its joint venture partner. The Company understands that Pertamina, the Indonesia national oil company, is also doing an audit of Patrindo assets. Should Pertamina provide its approval with respect to the transaction, and necessary financing be arranged, negotiations should be able to move forward quickly. However, the current state of political and civil unrest in Indonesia has diminished the Company's prospects of obtaining funding in the near future to proceed with this proposed project.

While the Company continues to seek additional capital to fund development operations in Indonesia and to otherwise fund future exploration and development operations, its efforts during the last year to obtain such financing have been unsuccessful. Furthermore, the Company's limited resources restrict the time it can dedicate to such efforts. Given the Company's inability to obtain financing for the pursuit of its proposed exploration and production projects, it is considering possible alternatives to its current business strategy. The Company is evaluating potential relationships and acquisition opportunities, both within the petroleum industry and with non-petroleum related businesses. The Company hopes by the end of 1999 to either obtain financing to pursue its petroleum exploration and production objectives, or identify and pursue another business opportunity, by acquisition or otherwise.

The Company does not anticipate any significant changes in the number of employees, pending receipt of additional funding or a possible acquisition transaction.

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

Item 7.   Financial Statements.

                         MASON OIL COMPANY, INC.
                             AND SUBSIDIARY

                    Consolidated Financial Statements
                           As of June 30, 1999

                 MASON OIL COMPANY, INC. AND SUBSIDIARY







                            Table of Contents



                                                                     Page

Independent Auditors' Report..........................................1

Consolidated Financial Statements

    Consolidated Balance Sheet........................................2

    Consolidated Statements of Operations.............................3

    Consolidated Statements of Comprehensive Loss.....................4

    Consolidated Statement of Changes in Stockholders' Equity.........5

    Consolidated Statements of Cash Flows.............................6

Notes to Consolidated Financial Statements............................8

                 MASON OIL COMPANY, INC. AND SUBSIDIARY

             See notes to consolidated financial statements.

                                  - 6 -




                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Mason Oil Company, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Mason Oil Company, Inc. and Subsidiary (the "Company") as of June 30, 1999, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mason Oil Company, Inc. and Subsidiary as of June 30, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 1999, in conformity with generally accepted accounting principles.

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

During the year ended June 30, 1999, the Company adopted the provisions of SFAS No. 130 Reporting Comprehensive Income.




                       Ehrhardt Keefe Steiner & Hottman PC
September 17, 1999
Denver, Colorado

                 MASON OIL COMPANY, INC. AND SUBSIDIARY


                       Consolidated Balance Sheet
                              June 30, 1999


                                   Assets

Current Assets
   Cash and cash equivalents                                      $ 91,970
   Note receivable (Note 3)                                        110,900
      Total current assets                                         202,870

Property and equipment, at cost
   Unproved oil and gas properties, full cost
    method                                                         354,211
    (Notes 4 and 6)
   Property and equipment                                          174,235
   Vehicles                                                         39,882
   Other                                                             9,502
                                                                  --------
                                                                   577,830
   Less accumulated depreciation                                   (21,889)
                                                                   555,941
Other assets
   Deposits                                                         20,421
                                                                    20,421

Total assets                                                      $779,232

                    Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                               $ 64,136
   Notes payable - related parties (Note 5)                        258,824
                                                                  --------
      Total current liabilities                                    322,960

Deferred salary - stockholder (Note 5)                             120,000
                                                                  --------
      Total liabilities                                            442,960
                                                                  --------

Commitments and contingencies (Notes 2, 6 and 7)

Stockholders' equity
   Common stock, $.001 par value, 200,000,000
    shares authorized; 10,890,504 issued and                        10,890
    outstanding
   Additional paid in capital                                    2,365,801
   Retained deficit                                             (2,068,758)
   Foreign currency translation adjustment                          28,339
                                                                  --------
                                                                   336,272

Total liabilities and stockholders' equity                        $779,232

            See notes to consolidated financial statements.

                  Consolidated Statements of Operations




                                                       For the Years Ended
                                                             June 30,

                                                       1999            1998
                                                   -----------    -----------


General and administrative expenses                 $  565,915     $  799,293
Impairment  loss on  investment in joint venture            -         406,649
                                                    ----------     ----------
(Note 7)
      Loss from operations                             565,915      1,205,942

Other (expense) income
   Interest income                                      23,358         45,782
   Interest expense                                    (27,463)       (28,024)
                                                    ----------     ----------
                                                        (4,105)        17,758

Net loss                                            $ (570,020)    $(1,188,184)
                                                    ==========     ===========

Basic loss per common share                         $     (.05)          (.10)
                                                    ==========     ==========

Weighted average common shares outstanding          11,142,449     11,398,815
                                                    ==========     ==========

              Consolidated Statements of Comprehensive Loss



                                                       For the Years Ended
                                                             June 30,

                                                         1999            1998
                                                   -----------    -----------


Net loss                                            $ (570,020)    $(1,188,184)

Other comprehensive income (loss), net of tax
   Foreign currency translation adjustment              14,736         15,181
                                                    ----------     ----------
      Total other comprehensive income (loss)           14,736         15,181
                                                    ----------     ----------

Comprehensive loss                                  $ (555,284)    $(1,173,003)
                                                    ==========     ===========

             See notes to consolidated financial statements.

                                  - 4 -
        Consolidated Statement of Changes in Stockholders' Equity



                                                                                           Foreign
                                                               Additional                  Currency
                                           Common Stock         Paid in      Accumulate    Transaction

                                         Shares    Amount       Capital       Deficit      Adjustment         Total


Balance at June 30, 1997              10,890,504     $10,890   $1,881,801     $(310,554)     $(1,578)     $1,580,559

Stock issued for investment in joint     806,667         807      604,193         -                 -        605,000
venture

Net loss                                      -            -            -    (1,188,184)            -     (1,188,184)

Foreign currency translation adjustment       -            -            -             -       15,181          15,181
                                          -------      -------    --------      -------       -------      -------

Balance at June 30, 1998               11,697,171     11,697    2,485,994    (1,498,738)       13,603      1,012,556

Sale of joint venture interest (Note 7)  (806,667)      (807)    (120,193)            -             -       (121,000)

Net loss                                        -           -           -      (570,020)            -       (570,020)

Foreign currency translation adjustment         -           -           -            -          14,736        14,736
                                          -------      ------    --------       -------         -------      -------

Balance at June 30, 1999               10,890,504     $10,890   $2,365,801  $(2,068,758)         $28,339     336,272
                                       ===========     ======   ==========    =========          ========   ========



             See notes to consolidated financial statements.

                                  - 1 -
                  Consolidated Statements of Cash Flows


                                                       For the Years Ended
                                                            June 30,
                                                   ---------------------------

Cash used in operating activities
  Net loss                                          $ (570,020)    $(1,188,184)
                                                    ----------     -----------
  Changes to reconcile net loss to net cash
  used in operating activities
   Impairment loss on disposal of joint venture             -         406,649
interest
   Depreciation and amortization                         8,547         10,000
   Changes in assets and liabilities
    Prepaid expenses and other                              -           1,478
    Deposits                                               650         (5,190)
    Organizational costs                                    -           1,049
    Accounts payable and accrued expenses               73,283         62,598
                                                    ----------     ----------
                                                        82,480        476,584
      Net cash used in operating activities           (472,804)      (711,600)
                                                    ----------     ----------

Cash used in investing activities
  Purchase of interest in joint venture interest            -        (300,000)
  Payments received on note receivable                 192,948             -
  Oil and gas exploration expenditures                 (56,044)      (107,816)
  Purchase of vehicles and equipment                   (45,561)        (7,012)
                                                    ----------     ----------
      Net cash provided by (used in) investing          91,344       (414,828)
                                                    ----------     ----------
activities

Cash provided from financing activities
  Notes payable                                         54,461         50,872
  Payments on notes payable                            (25,619)       (14,076)
                                                    ----------     ----------
      Net cash provided by financing activities         28,842         36,796
                                                    ----------     ----------

Effect of exchange rates on cash                       (29,064)       (24,343)
                                                    ----------     ----------

Net decrease in cash and cash equivalents             (381,682)    (1,113,975)

Cash and cash equivalents - beginning of period        473,652      1,587,627
                                                    ----------     ----------

Cash and cash equivalents - end of period           $   91,970     $  473,652
                                                    ==========     ==========

Continued on the following page.

Consolidated Statements of Cash Flows


Continued from the previous page.


Supplemental disclosure of non-cash financing and investing activities:

      The Company paid approximately $33,000 and $0 in interest expense for June 30, 1999 and 1998, respectively.

      During the year ended June 30, 1998, the Company issued 806,667 shares of stock valued at $650,000 and paid $300,000 cash to purchase a joint venture interest in a drilling rig. During 1999, the Company sold back the drilling rig to the original owner resulting in a note receivable of $300,000, the transfer of title to the Company for the portable drilling rig camp valued at $121,626 and the return of 806,667 shares of common stock valued at $121,000.

      During fiscal year 1998, the Company financed $9,554, to purchase vehicles.

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Business and Organization

Mason Oil Company, Inc. and Subsidiary (the Company) was incorporated in Utah and conducts principally oil and gas acquisition, exploration, and development activities in Southeast Asia and South Australia through a wholly owned Australian subsidiary, Hemley Exploration Pty.
Ltd.

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

Note 1 -  Organization  and Summary of Significant  Accounting  Policies
(continued)

Foreign Currency Translation

All assets and liabilities of the Company's subsidiary are translated into U.S. dollars using the prevailing exchange rates as of the balance sheet date. Income and expenses are translated using the weighted average exchange rates for the period. Stockholders' investments are translated at the historical exchange rates prevailing at the time of such investments. Any gains or losses from foreign currency translation are included as a separate component of stockholders' equity. The prevailing exchange rate at June 30, 1999 was approximately 1 U.S. dollar to 1.51 Australian dollars.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deposits

Deposits at June 30, 1999 consist of security bonds on deposit with the Australian Department of Mines and Energy (MESA) as required by the associated license agreements.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Amounts capitalized by the Company as exploration costs currently consist of geological and geophysical (G&G) costs in addition to leasehold maintenance costs and other related costs of maintaining the Company's leasehold interests.

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

Income Taxes

The Company is subject to U.S. Federal income taxes and is subject to foreign taxes in Australia for earnings of its Australian subsidiary. No income taxes are currently due. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carry amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. At June 30, 1999, the Company has foreign net operating loss carryforwards of approximately $701,000, which can be used to offset future Australian income taxes payable. The Company also has federal income tax net operating loss carryforwards of approximately $565,000 which expire in 2014. The net operating loss carryforwards have been fully reserved for by a valuation allowance.

Fair Value of Financial Instruments

The  carrying   amounts  for  cash,   accounts   payable  and  accrued  expenses
approximated their fair values as of June 30, 1999 due to the relatively short maturities of these instruments.

The carrying amounts of Notes Payable outstanding also approximate their fair values as of June 30, 1999 because interest rates on these instruments approximate the interest rate on debt with similar terms to the Company.

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

Note 1 -  Organization  and Summary of Significant  Accounting  Policies
(continued)

Basic Loss Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic loss per share is based upon the weighted average number of shares outstanding. All dilutive potential common shares have an antidilutive effect on diluted net loss per share and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.


Note 2 - Going Concern

The Company's commitments for future exploration and development activities required under its Petroleum Exploration Leases coupled with the recurring net losses from inception to June 30, 1999 raise substantial doubt about the entity's ability to continue as a going concern. Management's plans to fund such commitments include raising additional capital through a private equity investment and the public markets. Management believes that the Company will be able to raise adequate capital to fund such future exploration and development operations.


Note 3 - Note Receivable

The Company received a $300,000 note receivable associated with the sale of its joint venture interest in a drilling rig (Note 7). The note has an outstanding balance including accrued interest at June 30, 1999 of $110,900 and provides for remaining payments of $50,000 on September 30, 1999 and January 1, 2000. The note also bears interest at 8% and is secured by the drilling rig.


Note 4 - Unproved Oil and Gas Properties

The Company maintains two petroleum exploration leases (PEL's) with 5 years terms expiring May 22, 2001. The Company may renew the leases for additional 5 year terms subject to the terms contained in the PEL's (Note 6).

The Company is currently participating in oil and gas exploration activities on approximately 4,200,000 acres in the state of South Australia, which is known as the Eastern Officer Basin situated approximately 200 miles south of Alice Springs and 700 miles north of Adelaide. Such acreage comprises the Company's only cost center.

Costs excluded from amortization consist of the following at June 30, 1999:

          Period            Acquisition   Exploration
          Incurred          Costs         Costs        Total


Period ended June 30, 1996   $   27,339    $  147,539   $  174,878
Year ended June 30, 1997             -         18,015       18,015
Year ended June 30, 1998             -        115,057      115,057
Year ended June 30, 1999             -         59,275       59,275
Effect of exchange rates         (1,733)      (11,281)     (13,014)
                             ----------    ----------   ----------

Inception to June 30, 1999   $   25,606    $  328,605   $  354,211
                             ==========    ==========   ==========


Note 5 - Notes Payable

Notes payable consists of the following at June 30, 1999:

Note payable  (unsecured) -  stockholder,  interest at 8%, due    $175,611
 on demand.

Note payable  (unsecured) -  stockholder,  interest at 8%, due      83,213
                                                                  --------
 on demand.

Total related party notes payable                                 $258,824

Note 6 - Commitments and Contingencies

Petroleum Exploration Licenses (PEL's)

The Company has two Petroleum Exploration Licenses (PEL's) with the state of South Australia which contain certain commitments related to exploratory operations to be incurred over the five year term of each lease. During the fiscal year 1999, the South Australian Department of Mines and Energy modified the requirements associated with the Company's PEL's and has revised the exploration commitment schedule including drilling activities. The licenses contain revised estimates of the future costs to complete such exploratory operation requirements, stated in Australian dollars (A $) which are also presented in United States dollars (U.S. $) using the June 30, 1999 exchange rate as follows:


                                        A $           U.S. $
                                ----------------------------


Year ending May 22, 2000          6,000,000       3,974,000
Year ending May 22, 2001          4,950,000       3,278,000
                                 ----------      ----------

Total  estimated  exploratory    $10,950,000     $7,252,000
costs

In addition to the PEL's, the Company entered into Access Agreements with Anangu Pitjanjatjara (AP) on March 5, 1996 and with the Yankunytjatjara Council (YC) on May 1, 1998. Pursuant to such agreements, the Company has agreed that annual rental payments be made to AP and YC for each of the parcels covered by the PEL's. While both Access Agreements stipulate a minimum payment of $13,245, the rental payments for AP and YC are calculated based upon the amount of Annual Exploration Expenditures (AEE's) incurred as follows:

      2.5% and 2.55%, respectively of AEE's less than or equal to $331,100 1.5% of AEE's in excess of $331,100

The conversion rate used for these financial statement disclosures are as of June 30, 1999 and reflect an exchange rate of approximately 1 U.S. dollar to
1.51 Australian dollar.

Under the terms of the Access Agreements, any application for a Petroleum Production License (PPL) by the Company would entitle the respective parties to obtain a participatory interest in any exploration and production joint venture agreement (JVA). If either party so elects, the maximum participating interest is 10% and in no event can the participatory interest be less than 1%.

Petroleum Exploration Licenses (PEL's) (continued)

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

Stock Options

The Company had the following stock option activity for the years ended June 30, 1998 and 1999:

                                           Exercise
                               Number      Price            Expiration


Balance at June 30, 1997           -       $     -       -
Stock options issued         3,500,000          1.00    November 14, 2002
Stock  options  cancelled    (1,500,000)        1.00    November 14, 2002
                             ----------    ---------
(1)

Balance at June 30, 1998     2,000,000          1.00    November 14, 2002
Stock  options  cancelled    (2,000,000)         -      November 14, 2002
                             ----------    --------
(1)

Balance at June 30, 1999           -       $     -       -
                             ========      ========

(1) Options were issued to outside consultants and directors for future services to be performed. Such services were not performed and the related options were cancelled.

Consulting Agreement - Related Party

The Company has entered into a consulting agreement with a company owned by one of the Company's directors and shareholders. The agreement calls for engineering services to be provided to the Company's subsidiary at a rate of approximately $75,000 annually. The Company paid approximately $62,000 and $65,000 in consulting expense to this related entity for the years ended June 30, 1999 and 1998, respectively.

Deferred Salary - Stockholder

The Company has an employment agreement with its president, who is also a stockholder, which provides for an annual salary of $48,000 for his services. The Company has accrued the annual salary and intends to pay such accrued salaries in the future out of available cash flow once the Company reaches certain revenue levels or raises future equity capital. The cumulative accrued unpaid salary at June 30, 1999 is $120,000.


Note 7 - Investment in Joint Venture

As a result of declining world oil prices mobilization and use of the drilling rig became unfeasible, and the Company entered into an agreement in October 1998 to sell their interest in the drilling rig joint venture back to the other 50% owner. The subsequent sale of the Company's investment in the drilling rig joint venture caused the Company to record an impairment of $406,649 for the year ended June 30, 1998, reflecting the net realizable value of the investment. The Company's sale of its investment in a drilling rig joint venture has been recorded at its estimated net realizable value, which consisted of a $300,000 note receivable, the transfer of title to the Company for a portable rig camp valued at $121,626, and the return of 806,667 shares of Company's common stock originally used to purchase the joint venture interest valued at $121,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported by the Company, effective as of September 22, 1997, the firm of Mantyla, McReynolds & Associates ("Mantyla") was dismissed as the Company's principal independent accountant, and the accounting firm of Ehrhardt Keefe Steiner & Hottman PC was engaged by the Company to serve as the principal accountants to audit the Company's financial statements.

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



                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company's directors and executive officers are as follows:

Paul B. Ingram, Age 68
President and Principal Executive Officer
Mr. Ingram has served as the President and a director of the Company since September 13, 1996. Mr. Ingram was active as an independent oil and gas producer until 1995.

John L. Naylor, Age 59
Secretary-Treasurer and Principal Accounting and Financial Officer Mr. Naylor has served as the Secretary and Treasurer of the Company, and as a member of its Board of Directors, since September 13, 1996. Mr. Naylor has been active in the oil and gas business for the past 30 years both from a technical and a business standpoint in Australia, Southeast Asia and the U.S.

John K. Price, Age 57
Mr. Price has served as a director of the Company since December 1996. Mr. Price is a college professor at North West Louisiana University. Mr. Price holds a Ph.D. degree in Political Science.

Geoffrey J. Pickles, Age 61
Mr. Pickles has served as a director of the Company since June 1, 1997. He is a stock broker in the energy field in Sydney, NSW, Australia, with the firm of Dicksons Limited. Mr. Pickles has had many years of experience in the exploration and development of natural resources.

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

Based solely upon its review of copies of such forms or "no filings required letters" received by it, the Company believes that during the fiscal year ended June 30, 1999, all reports were filed on a timely basis.

Item 10.   Executive Compensation.

      Set forth below is a Summary Compensation Table, showing the various elements of compensation earned during the last completed fiscal year and during the previous two years. No executive officer was compensated in the amount of $100,000 or more during any of the last three years.

- --------------------------------------------------------------=========
               Annual Compensation   LONG-TERM COMPENSATION
- --------------------------------------------------------------=========
- --------------------------------------------------------------=========
                                     Awards            Payouts
- --------------------------------------------------------------=========
- --------------------------------------------------------------=========
Name                         Other            Securities
and                          Annual  RestricteUnderlying      All
PrincipalFiscal              Compen- Stock    Options/ LTIP   Other
Position Year  Salary  Bonus sation  Award(s) SARs     PayoutsCompensa-
                                                              tion
- --------------------------------------------------------------=========
- --------------------------------------------------------------=========
CEO      1999  $48,000*0     0       0        0        0      0
Paul B.  1998  $48,000*0     0       0        0        0      0
Ingram   1997  $24,000*0     0       0        0        0      0

- --------------------------------------------------------------=========

*Compensation has been earned and accrued at the rates indicated, but payments have been deferred since January 1, 1997, due to the Company's insufficient cash flow.

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


                                  Percent
Beneficial Owners                Number of    Beneficially
                                   Shares         Owned

Paul B. Ingram  (Director  and   3,700,000        33.97%
Officer)
6337 Ravenwood Drive
Sarasota, FL  34243
John L. Naylor  (Director  and   3,700,000        33.97%
Officer)
6337 Ravenwood Drive
Sarasota, FL  34243
Geoffrey J. Pickles (Director)       0              0%
Kardinea Road
Cliffton Gardens
2088 NSW,  Australia
John K. Price (Director)             0              0%
104 Wynnwood
Ruston, Louisiana  71270
All Executive Officers and
Directors   as  a   group   (4   7,400,000        67.94%
persons) - Total

Item 12.   Certain Relationships and Related Transactions.

Except as otherwise set forth below, to the knowledge of management, during the past two years, the Company was not involved in any transaction and is not currently involved in any proposed transaction, in which the Company or any of its subsidiaries was or is to be a party, in which any of its directors, officers, nominees for election as directors, security holders or immediate family member of any of the parties mentioned above, have a direct or indirect material interest, other than transactions involving employment or consulting relationships or other transactions where the amount involved did not exceed $60,000 per year. The Company has entered into a consulting arrangement for engineering services with an entity owned by John Naylor, a director of the Company. The Company paid approximately $62,000 and $65,000 during the fiscal years ended June 30, 1999 and 1998 under such consulting arrangement. Additionally, Hemley Exploration Pty. Ltd., a wholly owned subsidiary of the Company, paid for John L. Naylor's rent and living expenses for approximately one month when he moved from the Philippines to Australia during the last fiscal year.

Item 13.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits

                *Exhibit   Articles of Incorporation of the
                3.1        Registrant.  (Filed as Exhibit 3.1 to
                           the Registrant's Form 10-SB-A1, Reg.
                           No. 0-28184 filed May 31, 1996).

                *Exhibit   Articles of Amendment to Articles of
                3.2        Incorporation.  (Filed as Exhibit 3.2
                           to the Registrant's Form 10-SB-A1,
                           Reg. No. 0-28184 filed May 31, 1996).

                *Exhibit   Bylaws of the Registrant.  (Filed as
                3.3        Exhibit 3.3 to the Registrant's Form
                           10-SB-A1, Reg. No. 0-28184 filed May
                           31, 1996).


                *Exhibit   Amended Bylaws of the Registrant.
                3.4        (Filed as Exhibit 3.4 to the
                           Registrant's Form 10-SB-A1, Reg. No.
                           0-28184 filed May 31, 1996).

                *Exhibit   Stock Purchase Agreement, dated
                10         September 10, 1996, by and between
                           Craig Carpenter, Mason Oil Company,
                           Inc., Paul B. Ingram and John L.
                           Naylor.  (Filed as Exhibit 2.1 to the
                           Registrant's Form 10-QSB Reg. No.
                           000-28184 filed November 15, 1996).

                *Exhibit   Stock Purchase and Sale Agreement,
                10.1       dated October 14, 1996, between
                           Registrant, Paul B. Ingram and John L.
                           Naylor.  (Filed as Exhibit 2.2 to the
                           Registrant's Form 10-QSB Reg. No.
                           000-28184  filed  November 15, 1996).

                *Exhibit   Access Agreement between Anangu
                10.2       Pitjantjatjara and John Leonard Naylor
                           and Paul Bryan Ingram.  (Filed as
                           Exhibit 2.5 to the Registrant's Form
                           10-QSB, Reg. No. 000-28184 filed
                           February 21, 1997).

                *Exhibit   Petroleum Exploration License (PEL)
                10.3       No. 61 and PEL Agreement.  (Filed as
                           Exhibit 2.3 to the Registrant's Form
                           10-QSB Reg. No. 000-28184 filed
                           February 21, 1997).

                *Exhibit   Petroleum Exploration License No. 63
                10.4       and PEL Agreement.  (Filed as Exhibit
                           2.4 to the Registrant's Form 10-QSB
                           Reg. No. 000-28184 filed February 21,
                           1997).

                *Exhibit   Joint Venture Agreement between Hemley
                10.5       Exploration PTY. LTD., an Australian
                           corporation   and  PT.   PUTRA  BAKTI   MAHKOTA,   an
                           Indonesian corporation. (Filed as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended
                           June 30, 1997).

                *Exhibit   Subscription Agreement and Investment
                10.6       Representation, dated February 28,
                           1997.  (Filed as Exhibit 10.1 to the
                           Registrant's Form 10-QSB Reg. No.
                           000-28184 filed May 20, 1997).

                *Exhibit   Consulting Fee Agreement dated
                10.7       February 28, 1997.   (Filed as a plan
                           to the Registrant's Registration
                           Statement in Form S-8 Reg. No.
                           333-24467 filed April 3, 1997).

                *Exhibit   Amendment No. 1 to Consulting Fee
                10.8       Agreement dated May 8, 1997, amending
                           the Consulting Fee Agreement dated
                           February 28, 1997, and previously
                           filed with the Securities and Exchange
                           Commission on a Form S-8 Registration
                           Statement dated March 25, 1997.
                           (Filed as Exhibit 10.2  to the
                           Registrant's Form 10-QSB Reg. No.
                           000-28184 filed May 20, 1997).

                 *Exhibit  Access Agreement dated May 1, 1998
                10.9       among Yan Kun ytjatjara Council,
                           Antakirinja Land Management, Paddy
                           Jones, Jean Woods, Tilly Waye, Sadie
                           Singer, Lallie Dennon, Johnny
                           Cullinan, William Herbert Lennon Snr.,
                           Eileen Crombie, Ian Crombie, Keith
                           Smith and Henley

                *Exhibit   Drilling Rig Sales Agreement
                10.10

                *Exhibit   Memorandum of Agreement between PT.
                10.11      Patrindo Persadamadjn and Hemley
                           Exploration Pty. Ltd., dated August
                           24, 1998.

                *Exhibit   Letter on Change in Certifying
                16         Accountant.  (Filed as Exhibit 16 to
                           the Registrant's Form 8K Reg. No.
                           0-28184 filed September 29, 1997).

                  Exhibit  Subsidiaries of the Registrant.
                21

                  Exhibit  Power of Attorney (included on page 17
                24         herewith).

                  Exhibit  Financial Data Schedule.
                27

*Exhibits incorporated herein by reference.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      September 27, 1999


                               MASON OIL COMPANY, INC.



                               By:
                                     Paul B. Ingram, President
(Principal
                         Executive Officer) and Director


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


      September 27, 1999
                               Paul B. Ingram, President (Principal
                               Executive Officer) and Director

      September 27, 1999
                               John L. Naylor, Secretary-Treasurer
                               (Principal Accounting and Financial
                               Officer) and Director


      September 27, 1999
                               John Price, Director


      September 27, 1999
                               Geoffrey J. Pickles, Director