Form 10QSB
period 1999-09-30
MASON OIL CO INC
filed 1999-11-19
CIK 1011972

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                             Commission File No. 33-


                             MASON OIL COMPANY, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Utah                                 37-0278175
 (State or Other Jurisdiction of               (IRS Employer ID Number)
 Incorporation or Organization)


1325 Capital Circle, N.W., Unit C, Lawrenceville, Georgia           30043
         (Address of Principal Executive Offices)                 (Zip Code)


         Issuer's telephone number, including area code: (770) 338-1958



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES     NO


     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             104,490,504 shares common stock as of November 2, 1999
                                (Title of Class)

                             MASON OIL COMPANY, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION                                     Page

   Item 1 -

      Financial Statements

        Consolidated  Balance Sheets for September 30,
         1999 (unaudited) and December 31, 1998                     3

        Consolidated Statements of Operations (unaudited)
         for the three months ended September 30, 1999 and 1998     4

        Consolidated Statements of Comprehensive Loss
         (unaudited) for the three months ended September 30,
          1999 and 1998                                             5

        Consolidated Statements of Cash Flows (unaudited)
         for the three months ended September 30, 1999 and 1998     6

        Notes to Consolidated Financial Statements (unaudited)      7

   Item 2 -

      Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                    8

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                      10

   Item 2 - Changes in Securities and Use of Proceeds              10

   Item 3 - Defaults Upon Senior Securities                        10

   Item 4 - Submission of Matters to a Vote of Security Holders    10

   Item 5 - Other Information                                      10

   Item 6 - Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                         12

                             MASON OIL COMPANY, INC.

                           Consolidated Balance Sheets

PART I
FINANCIAL INFORMATION

                                                                 June 30,      September 30,
                                                                   1999             1999
                                                               -----------      -----------
                                                                                (Unaudited)
                                     Assets
Current Assets
  Cash and cash equivalents ..............................     $    91,970      $    54,703
  Note receivable ........................................         110,900          117,966
                                                               -----------      -----------
                                                                   202,870          172,669

Property and equipment, at cost
  Unproved oil and gas properties,
   full cost method ......................................         354,211          349,871
  Plant ..................................................         174,235          172,100
  Vehicles ...............................................          39,882           56,371
  Other ..................................................           9,502            9,386
                                                               -----------      -----------
                                                                   577,830          587,728
  Less accumulated depreciation ..........................         (21,889)         (24,171)
                                                               -----------      -----------
                                                                   555,941          563,557

Other noncurrent assets
  Deposits ...............................................          20,421           20,171
                                                               -----------      -----------
    Total Other Assets ...................................          20,421           20,171
                                                               -----------      -----------

Total ....................................................     $   779,232      $   756,397
                                                               ===========      ===========

                      Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable .......................................     $    64,136      $    80,988
  Notes payable - related party ..........................         258,824          255,997
  Current portion of notes payable .......................            --              5,224
                                                               -----------      -----------
    Total Current Liabilities ............................         322,960          342,209

Notes payable - long term ................................            --             10,448
Deferred salary payable ..................................         120,000          132,000

Stockholders' equity
  Common Stock, $.001 par value, 200,000,000
  shares authorized; 10,890,504 shares issued
  and  outstanding  at September 30, 1999 and at .........          10,890           10,890
  June 30,1999
  Additional paid-in capital .............................       2,365,801        2,365,801
  Accumulated deficit ....................................      (2,068,758)      (2,133,696)
  Foreign currency translation adjustment ................          28,339           28,745
                                                               -----------      -----------
    Total Stockholders' equity ...........................         336,272          271,740
                                                               -----------      -----------

Total Liabilities and Stockholders' Equity ...............     $   779,232      $   756,397
                                                               ===========      ===========

                                     - 3 -

                             MASON OIL COMPANY, INC.

                      Consolidated Statements of Operations


                                                  Three Months Ended
                                                     September 30,
                                            ------------------------------
                                                1998               1999
                                            ------------      ------------
                                             (unaudited)       (unaudited)
Costs and expenses
   General and administrative .........     $    150,870      $     64,028
                                            ------------      ------------
     Total operating costs and expenses          150,870            64,028

Other (income) expense
   Interest income ....................           (3,848)           (3,179)
   Interest expense ...................           11,263             4,089
                                            ------------      ------------

Net loss ..............................     $   (158,285)     $    (64,938)
                                            ============      ============

Basic net loss per common share .......     $       (.02)     $       (.01)
                                            ============      ============

Weighted  average number of shares
 outstanding ..........................       11,697,171        10,890,504
                                            ============      ============

                             MASON OIL COMPANY, INC.

                  Consolidated Statements of Comprehensive Loss


                                              Three Months Ended
                                                September 30,
                                           ------------------------
                                              1998          1999
                                           ---------      ---------
                                           (unaudited)   (unaudited)

Net loss .............................     $(158,285)     $ (64,938)
                                           ---------      ---------

Other comprehensive income, net of tax
   Foreign currency translation
    adjustments ......................        18,089            406
                                           ---------      ---------
     Total other comprehensive income         18,089            406
                                           ---------      ---------

Comprehensive loss ...................     $(140,196)     $ (64,532)
                                           =========      =========

                             MASON OIL COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows


                                                       Three Months Ended
                                                          September 30,
                                                     ------------------------
                                                        1998          1999
                                                     ---------      ---------
                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities
   Net loss ....................................     $(158,285)     $ (64,938)
   Depreciation and amortization ...............         1,855          2,282
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Accrued interest receivable .................          --           (8,425)
    Prepaid expenses and other assets ..........          (475)          --
    Accounts payable and accrued liabilities ...        15,842         34,076
                                                     ---------      ---------
       Net cash used by operating activities ...      (141,063)       (37,005)
                                                     ---------      ---------

Cash flows used by investing activities
   Oil and gas exploration expenses ............       (35,756)          --
                                                     ---------      ---------
       Net cash used by investing activities ...       (35,756)          --
                                                     ---------      ---------

Cash flows from financing activities
   Payments on notes payable ...................        (3,639)        (3,682)
                                                     ---------      ---------
       Net cash used by financing activities ...        (3,639)        (3,682)
                                                     ---------      ---------

Net effect of currency  fluctuations on cash and
 cash equivalents ..............................        35,687          3,420

Net decrease in cash and cash equivalents ......      (144,771)       (37,267)

Beginning cash and cash equivalents ............       473,593         91,970
                                                     ---------      ---------

Ending cash and cash equivalents ...............     $ 328,822      $  54,703
                                                     =========      =========

Supplemental cash flow disclosures:
      The Company paid approximately $0 and $11,000 in interest expense during the three months ended September 30, 1999 and 1998, respectively.

      The Company financed the purchase of a vehicle for $16,978 through the issuance of a note payable during the three months ended September 30, 1999.

                             MASON OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies

     The summary of Mason Oil Company's, Inc. (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 1999.

     The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2 - Subsequent Events

     On October 22, 1999, the Company and Brandmakers, Inc., a closely held Georgia corporation ("Brandmakers"), consummated an Asset Purchase Agreement pursuant to which Brandmakers sold, and the Company purchased, substantially all of Brandmakers' assets. In consideration of the purchase of substantially all of the Brandmakers' assets, the Company agreed to issue 89,999,999 shares of common stock to Brandmakers. The Company has filed the asset purchase agreement Form 8-K and will file any required financial statements and pro-forma information on an amendment to the Form 8-K filed.

     On November 2, 1999, two officers each acquired 2,300,000 shares of the Company's common stock pursuant to an Executive Stock Plan (the "Plan"). The Company issued stock under the Plan in compensation for services rendered. The shares issued have been registered with the Securities and Exchange Commission on a Form S-8 registration statement filed November 2, 1999.

Item 2. Management's Discussion and Analysis

Plan of Operation

     The Company has not had revenues from operations in either of its last two fiscal years, or during the portion of the current fiscal year for which financial statements are furnished in this report. The Company's plan of operation for the next twelve months is set forth below.

     Given its current cash position and resources, the Company anticipates that it can satisfy its cash requirements, at current operating levels, approximately until the end of 1999. In the near term, the Company will continue to pursue financing to enable it to initiate exploration and production activities. To the extent of available resources, the Company will also continue to conduct investigations and evaluations of promising exploration and development opportunities and to conduct testing and to gather data with respect to such properties. However, the Company will defer any exploration or production activities pending receipt of additional financing.

     While the Company continues to seek additional capital to fund development operations in Indonesia and to otherwise fund future exploration and development operations, its efforts during the last year to obtain such financing have been unsuccessful. Furthermore, the Company's limited resources restrict the time it can dedicate to such efforts. Given the Company's inability to obtain financing for the pursuit of its proposed exploration and production projects, it is considering possible alternatives to its current business strategy. The Company is evaluating potential relationships and acquisition opportunities, both within the petroleum industry and with non-petroleum related businesses The Company hopes by the end of 1999 to either obtain financing to pursue its petroleum exploration and production objectives, or identify and pursue another business opportunity, by acquisition or otherwise.

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

Subsequent Events

Purchase of Substantially all of the Assets of Brandmakers, Inc.

     On October 22, 1999, the Issuer and Brandmakers, Inc., a closely-held Georgia corporation ("Brandmakers"), consummated an Asset Purchase Agreement pursuant to which Brandmakers sold, and the Issuer purchased, substantially all of Brandmakers' assets. In consideration of the purchase of substantially all of Brandmakers' assets, the Issuer agreed to issue 89,000,000 shares of common stock to Brandmakers.

     Mason has previously been positioning itself to participate in acquisition, development and operation of selected oil and gas properties, primarily in Australia and Southeast Asia. Due to inability to obtain the financing required to further pursue such efforts, Mason has explored alternative business opportunities that have culminated in the consummation of the Asset Purchase Agreement.

     The consummation of the Asset Purchase Agreement represents a change in Mason's business focus and control. Following the consummation of the Asset Purchase Agreement, Mason expects to direct its business efforts toward the advancement of the business previously pursued by Brandmakers, consisting of telecommunications, internet technology, software and advertising. Mason may consider divesting some or all of Mason's oil and gas assets and liabilities at a future date if its board of directors deems such divesture in the best interests of Mason and its shareholders.

Issuance of Shares to Paul B. Ingram and John L. Naylor.

     On November 2, 1999, Messrs. Ingram and Naylor each acquired 2,300,000 shares of the Issuer's common stock pursuant to an Executive Stock Plan among the Issuer and Messrs. Ingram and Naylor (the "Plan"). The Issuer issued stock to Messrs. Ingram and Naylor under the Plan in compensation for services rendered by Messrs. Ingram and Naylor to the Issuer. The Issuer's Board of Directors acknowledged and confirmed the existence and nature of the conflicting interests of Messrs. Naylor and Ingram with respect to the Plan had been fully disclosed, and determined that the consideration received for the shares was adequate. The shares received by Messrs. Ingram and Naylor were simultaneously registered with the Securities and Exchange Commission on a Form S-8 registration statement filed November 2, 1999.

                      PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

Item 2. Changes in Securities., None.

Item 3. Defaults Upon Senior Securities

      There has been no material default in the payment of principal, interest, a sinking a purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information, None.

Item 6. Exhibits and Reports on Form 8-K.

           (a)  Exhibits

    Exhibit No.                Description

    3.1         Articles  of   Incorporation   of  the  Registrant
                (Filed as Exhibit 3.1 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

    3.2 Articles of Amendment to Articles of Incorporation. (Filed as Exhibit 3.2 to the
                Registrant's  Form  10-SB-A1,   Reg.  No.  0-28184
                filed May 31, 1996).

    3.3         Bylaws of the  Registrant.  (Filed as Exhibit  3.3
                to  the   Registrant's   Form  10-SB-A1  Reg.  No.
                0-28184 filed May 31, 1996).

    3.4         Amended  Bylaws  of  the  Registrant.   (Filed  as
                Exhibit 3.4 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

    10.1        Stock  Purchase  Agreement,  dated  September  10,
                1996, by and between Craig Carpenter, Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor. (Filed as Exhibit 2.1 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed November 15,
                1996).

    10.2 Stock Purchase and Sale Agreement, dated October 14, 1996, between the Registrant, Paul Ingram and John L. Naylor. (Filed as Exhibit 2.2 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed November 15, 1996).

    10.3 Access Agreement between Anangu Pitjantjatjara and John Leonard and Paul Bryan Ingram. (Filed as
                Exhibit 2.5 to the Registrant's Form 10-QSB, Reg. No. 000-28184 filed February 21, 1997).

    10.4 Petroleum Exploration License (PEL) No. 61and PEL Agreement. (Filed as Exhibit 2.3 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed February 21, 1997).

    10.5 Petroleum Exploration License No. 63 and PEL Agreement. (Filed as Exhibit 2.4 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed February 21, 1997).

    10.6 Joint Venture Agreement between Hemley Exploration Pty. Ltd., an Australian corporation and Pt. Putra Bakti Mahkota, an Indonesian corporation.

    10.7 Subscription Agreement and Investment Representation, dated February 28, 1997. (Filed as Exhibit 10.1 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

    10.8        Consulting Fee Agreement  dated February 28, 1997.
                (Filed as a plan in the Registrant's Registration Statement in Form S-8 Reg. No. 333-24467 filed April 3, 1997).

    10.9 Amendment No. 1 to Consulting Fee Agreement dated May 8, 1997, amending the Consulting Fee Agreement dated February 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8 Registration Statement dated March 25, 1997. (Filed as Exhibit 10.2 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

    10.10 Access Agreement dated May 1, 1998 among Yan Kun Ytjatjhara Council, Antakirinja Management, Paddy Jones, Jean Woods, Tilly Waye, Sadio Singer, Lallie Dennen, Johnny Cullinan, William Herbert Lenmy Snr., Eileen Crombie, Ian Crombie, Keith Smith and Hemley Exploration Pty. Ltd. (Filed as Exhibit 10.9 to the Registrant's Form 10-KSB Reg. No. 000-28184 Filed January 26, 1999)

    10.11 Drilling Rig Sales Agreement (Filed as exhibit 10.10 to the Registrants June 30, 1998, Form 10-KSB filed January 26, 1999).

    10.12 Memorandum of Agreement between Pt. Patrindo Persadamadjn and Hemley Exploration Pty. Ltd. (Filed as Exhibit 10.11 to the Registrant's Form 10-KSB Reg. No. 000-28184 filed January 26, 1999).

    16 Letter of Change in Certifying Accountant (Filed as Exhibit 16 of the Registrant's Form 8-K Reg. No. 0-28184 filed September 29, 1997).

    21 Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant's June 30, 1999 Form 10-KSB dated September 28, 1999).

    24.1        Power   of  Attorney (Filed as  Exhibit  24  to  the
                Registrant's  June  30,   1999   Form  10-KSB  dated
                September 28, 1999).

    24.2        Power of Attorney.

    27          Financial Data Schedule.

(b)   Forms 8-K filed during the last quarter.  None.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 18th day of November, 1999.


                               MASON OIL COMPANY, INC.




                               By:/s/ Bob Palmquist
                                      Bob Palmquist
                                      President

                             Exhibit Index

    Exhibit No.                Description

    3.1         Articles  of   Incorporation   of  the  Registrant
                (Filed as Exhibit 3.1 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

    3.2 Articles of Amendment to Articles of Incorporation. (Filed as Exhibit 3.2 to the
                Registrant's  Form  10-SB-A1,   Reg.  No.  0-28184
                filed May 31, 1996).

    3.3         Bylaws of the  Registrant.  (Filed as Exhibit  3.3
                to  the   Registrant's   Form  10-SB-A1  Reg.  No.
                0-28184 filed May 31, 1996).

    3.4         Amended  Bylaws  of  the  Registrant.   (Filed  as
                Exhibit 3.4 to the Registrant's Form 10-SB-A1, Reg. No. 0-28184 filed May 31, 1996).

    10.1        Stock  Purchase  Agreement,  dated  September  10,
                1996, by and between Craig Carpenter, Mason Oil Company, Inc., Paul B. Ingram and John L. Naylor. (Filed as Exhibit 2.1 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed November 15,
                1996).

    10.2 Stock Purchase and Sale Agreement, dated October 14, 1996, between the Registrant, Paul Ingram and John L. Naylor. (Filed as Exhibit 2.2 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed November 15, 1996).

    10.3 Access Agreement between Anangu Pitjantjatjara and John Leonard and Paul Bryan Ingram. (Filed as
                Exhibit 2.5 to the Registrant's Form 10-QSB, Reg. No. 000-28184 filed February 21, 1997).

    10.4 Petroleum Exploration License (PEL) No. 61and PEL Agreement. (Filed as Exhibit 2.3 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed February 21, 1997).

    10.5 Petroleum Exploration License No. 63 and PEL Agreement. (Filed as Exhibit 2.4 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed February 21, 1997).

    10.6 Joint Venture Agreement between Hemley Exploration Pty. Ltd., an Australian corporation and Pt. Putra Bakti Mahkota, an Indonesian corporation.

    10.7 Subscription Agreement and Investment Representation, dated February 28, 1997. (Filed as Exhibit 10.1 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

    10.8        Consulting Fee Agreement  dated February 28, 1997.
                (Filed as a plan in the Registrant's Registration Statement in Form S-8 Reg. No. 333-24467 filed April 3, 1997).

    10.9 Amendment No. 1 to Consulting Fee Agreement dated May 8, 1997, amending the Consulting Fee Agreement dated February 28, 1997, and previously filed with the Securities and Exchange Commission on a Form S-8 Registration Statement dated March 25, 1997. (Filed as Exhibit 10.2 to the Registrant's Form 10-QSB Reg. No. 000-28184 filed May 20, 1997).

    10.10 Access Agreement dated May 1, 1998 among Yan Kun Ytjatjhara Council, Antakirinja Management, Paddy Jones, Jean Woods, Tilly Waye, Sadio Singer, Lallie Dennen, Johnny Cullinan, William Herbert Lenmy Snr., Eileen Crombie, Ian Crombie, Keith Smith and Hemley Exploration Pty. Ltd. (Filed as Exhibit 10.9 to the Registrant's Form 10-KSB Reg. No. 000-28184 Filed January 26, 1999)

    10.11 Drilling Rig Sales Agreement (Filed asd exhibit 10.10 to the Registrants June 30, 1998, Form 10-KSB filed January 26, 1999).

    10.12 Memorandum of Agreement between Pt. Patrindo Persadamadjn and Hemley Exploration Pty. Ltd. (Filed as Exhibit 10.11 to the Registrant's Form 10-KSB Reg. No. 000-28184 filed January 26, 1999).

    16 Letter of Change in Certifying Accountant (Filed as Exhibit 16 of the Registrant's Form 8-K Reg. No. 0-28184 filed September 29, 1997).

    21 Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant's June 30, 1999 Form 10-KSB dated September 28, 1999).

    24.1        Power   of  Attorney (Filed as  Exhibit  24  to  the
                Registrant's  June  30,   1999   Form  10-KSB  dated
                September 28, 1999).

    24.2        Power of Attorney.

    27          Financial Data Schedule.