Form 10QSB
period 1999-12-31
BRANDMAKERS INC
filed 2000-02-11
CIK 1011972

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended December 31, 1999

                               or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ___________  to__________

                         Commission file number 0-28184

                                BRANDMAKERS, INC.
       (Exact name of small business issuer as specified in its charter)

                  Utah                                37-1099747
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)


              1325 Capital Circle, NW Lawrenceville, Georgia 30043
                    (Address of principal executive offices)

                                 (770) 338-1958
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not Applicable

                       APPLICABLE ONLY TO CORORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,150,504 shares common stock, $.001 par value, were outstanding as of December 31, 1999.

                                BRANDMAKERS, INC.
                                   FORM 10-QSB
              For the Quarter Ended December 31, 1999


                                      INDEX


Part I:         Financial Information                                 Page

   Item 1 -

    Financial Statements

      Condensed Consolidated Balance Sheets as of December 31, 1999
        and June 30, 1999 .........................................    3

      Condensed  Consolidated Statement of Operations for the three
      and six months ended December 31, 1999 and 1998 .............    4

      Condensed  Consolidated  Statements of Cash Flows for the six
      months ended December 31, 1999 and 1998 .....................    5

      Notes to Consolidated Financial Statements ..................    6


   Item 2 -

    Management's Discussion and Analysis ..........................    7


Part II:        Other Information

   Item 1  Legal Proceedings ......................................    9
   Item 2  Changes in Securities and Use of Proceeds ..............    9
   Item 3  Default Upon Senior Securities .........................    9
   Item 4  Submission of Matters to a Vote of Security Holders ....    9
   Item 5  Other Information ......................................    9
   Item 6  Exhibits and Reports on Form 8-K .......................   13


Signatures ........................................................   14

                               BRANDMAKERS, INC.

                     Condensed Consolidated Balance Sheets


PART I
FINANCIAL INFORMATION

                                                      June 30,     December 31,
                                                       1999           1999
                                                                   (unaudited)
                       Assets
CURRENT ASSETS
   Cash and cash equivalents ...................   $    56,318   $    91,173
   Accounts receivable, trade ..................       177,737       147,188
   Inventory ...................................        74,154        99,320
   Note receivable .............................                      64,859
   Other current assets ........................         4,791         3,523
                                                   -----------   -----------
                 Total current assets ..........       313,000       406,063

PROPERTY AND EQUIPMENT - AT COST
   Unproved oil and gas properties,
     full cost method ..........................                     520,531
   Furniture, fixtures and equipment ...........       131,110       304,826
                                                   -----------   -----------
                                                       131,110       825,357
        Less accumulated depreciation ..........        53,080        91,617
                                                   -----------   -----------
                                                        78,030       733,740

OTHER ASSETS
   Deposits ....................................        11,466        36,878
                                                   -----------   -----------
                                                   $   402,496   $ 1,176,681
                                                   ===========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ............................   $   171,869   $   184,813
   Accrued expenses ............................        67,215        17,211
   Due to related parties ......................        10,108       265,249
   Income taxes payable ........................        26,843        23,174
   Current maturities of long-term debt ........         2,446         7,210
   Current maturities of capital leases ........        16,586        60,790
                 Total current liabilities .....       295,067       558,447
                                                   -----------   -----------
LONG-TERM DEBT, less current maturities ........         6,163
CAPITAL LEASES, less current maturities ........        13,672        50,330
SPIN OFF ACCRUAL ...............................                     321,547
OTHER LIABILITY ................................                      47,500
DEFERRED TAXES .................................         6,400         6,400

STOCKHOLDERS' EQUITY
   Common stock- authorized 200,000,000 shares
   par value $.001; issued 106,150,504 shares at           100       106,151
     12/99 and 104,490,504 at 6/99
   Additional paid-in capital ..................                     314,840
   Retained earnings (deficit) .................        81,094      (228,534)
                                                   -----------   -----------
                                                        81,194       192,457
                                                   -----------   -----------
                                                   $   402,496   $ 1,176,681
                                                   ===========   ===========

                               BRANDMAKERS, INC.

                Condensed Consolidated Statements of Operations


                                            Six Months Ended                 Three Months Ended
                                               December 31,                       December 31,
                                         1998              1999             1998             1999
                                     (unaudited)        (unaudited)     (unaudited)      (unaudited)

Revenues .......................   $     590,594    $     733,937    $     357,177    $     362,331
                                   -------------    -------------    -------------    -------------
Cost of goods sold .............         435,916          401,797          273,516          195,148
                                   -------------    -------------    -------------    -------------
   Gross profit ................         154,678          332,140           83,661          167,183

Operating Expenses
   Salaries and wages ..........         144,794          319,449          125,527          173,607
   Other operating expenses ....         156,314          212,916           69,590          130,876
                                   -------------    -------------    -------------    -------------
                                         301,108          532,365          195,117          304,483
                                   -------------    -------------    -------------    -------------
                Operating loss .        (146,430)        (200,225)        (111,456)        (137,300)

Other income (expense)
   Interest expense ............            (283)          (5,012)            (279)          (6,784)
                                   -------------    -------------    -------------    -------------
                                            (283)          (5,012)            (279)          (6,784)
                                   -------------    -------------    -------------    -------------
   Loss before taxes ...........        (146,713)        (205,237)        (111,735)        (144,084)

Income taxes (benefit) .........         (31,000)                          (24,000)               0
                                   -------------    -------------    -------------    -------------
   NET LOSS ....................   ($    115,713)   ($    205,237)   ($     87,735)   ($    144,084)
                                   =============    =============    =============    =============
Basic net  loss per common share   $        0.00    $        0.00    $        0.00    $        0.00
                                   =============    =============    =============    =============
Weighted average number of
   shares outstanding ..........     104,490,504      104,628,837      104,490,504      104,767,171
                                   =============    =============    =============    =============

                               BRANDMAKERS, INC.

                Condensed Consolidated Statements of Cash Flows

                                                 Six Months Ended
                                                   December31,
                                                 1998          1999
                                              (unaudited)  (unaudited)

Net loss ..................................   ($115,713)   ($205,237)

Adjustments to reconcile net loss
  to net cash used in operating activities
   Depreciation ...........................      16,332       19,113
   (Increase) decrease in assets and
   increase (decrease) in liabilities
      Accounts & note receivable ..........    (122,792)      83,656
      Inventories .........................         184      (25,166)
      Other current assets ................      11,979        1,268
      Accounts payable ....................     162,961      (71,310)
      Accrued expenses ....................      30,705      (50,004)
      Spin off accrual ....................                  (82,193)
      Income taxes payable ................     (30,547)      (3,669)
                                              ---------    ---------
     Net cash used in .....................     (46,891)    (333,542)
        operating activities

Cash flows used in investing activities
   Capital expenditures ...................      (1,223)           0
   Increase in deposits ...................     (20,741)      (5,241)
                                              ---------    ---------
                                                (21,964)      (5,241)

Cash flows provided by financing activities
   Payments on long-term debt .............                  (17,071)
   Reductions in capital leases ...........                  (27,138)
   Decrease in due to related parties .....      (7,608)        (856)
   Proceeds from sale of stock ............                  316,500
   Increase in other liability ............                   47,500
                                              =========    =========
                                                 (7,608)     318,935

Net decrease  in cash and
     cash equivalents .....................     (76,463)     (19,848)
                                              ---------    ---------
Cash and cash equivalents at beginning
     of the period ........................      98,159      111,021
                                              ---------    ---------
Cash and cash equivalents at end
     of the period ........................   $  21,696    $  91,173
                                              =========    =========


Supplemental schedule of noncash investing and financing activities and certain cash flow information:

The Company entered into capital leases with a value of approximately $108,000 during the six month period ended December 31, 1999.

                        BRANDMAKERS, INC.
           Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

The summary of Brandmakers Inc.'s (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 1999 and Form 8-K/A dated January 5, 2000.

The accompanying unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2 - Business Combination

On October 22, 1999, Mason Oil Company, Inc. acquired substantially all of the assets and operations of Brandmakers, Inc. ("Brandmakers") a closely held Georgia corporation by the issuance of 89,000,000 shares of common stock to Brandmakers' shareholders.

Simultaneous with the transaction, the old board of directors of the Mason Oil Company, Inc. approved the issuance of 4,600,000 shares of the common stock to two officers pursuant to an Executive Stock Plan ("the Plan"). The Mason Oil Company, Inc. issued the stock under the Plan in compensation for services rendered. Additionally, Brandmakers has made plans to distribute substantially all of the Mason Oil Company assets and liabilities, as of the acquisition date, to certain shareholders of the Company. Therefore, a reserve for the pending distribution of approximately $404,000 has been recorded.

For accounting purposes, the acquisition has been treated as a reverse acquisition and as a recapitalization of Brandmakers. The historical financial statements prior to October 22, 1999 are those of Brandmakers. Pro forma information giving effect to the acquisition as if the acquisition took place on July 1, 1999 is not presented, as they would show the same information as already presented due to the accounting as discussed.

Note 3 - Subsequent Event

After December 31, 1999, the Company agreed to acquire certain assets from Multi Page Communications, LLC and Splash Media, Inc., a Georgia corporation. Both transactions are expected to close in February 2000. Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward- looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the wireless communication and internet industry at either the federal and state levels, competitive pressures in the wireless communication and internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

      The following discussion of the Company's results of operations and financial conditions should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS  ENDED
DECEMBER 31, 1999 AND 1998

      Revenue increased 24% to $733,937 for the six months ended December 31, 1999 from $590,594 for the 1998 period, driven by increases in all business segments except games and vending which remained stable. The Company experienced a net loss of $200,225 for the six months ended December 31, 1999 in comparison to a net loss of $115,713 for the same period in 1998. The results were driven by the need of additional personnel, facilities to support the new Internet division, and the cost of the recent reverse acquisition and subsequent requirements of a public company.

     The primary source of revenues for the Company over the past two fiscal years were derived from the games and vending division through the sales of the Virtual Reality Golf game. The Hospitality Innovators division, which sells onsite-paging systems, was profitable in the fiscal year ended June 30, 1999 as well as the six months ended December 31, 1999. The Internet Division, MailStart, acquired by the Company on June 1, 1998 has not yet reached profitability, but the user base continues to grow rapidly.


LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $333,542 and $46,891 for the six months ended December 31, 1999 and 1998, respectively. The $286,651 increase is attributed to a decrease in profitability, increase in accounts receivable coupled with a decrease in accounts payables, and the spin off accrual for old Mason Oil Company assets and liabilities.

      Cash used in investing activities - The Company's net cash used in investing activities for the six month ended December 31, 1999 was $5,241 as compared to net cash used in investing activities for the six months ended December 31, 1998 of $21,964.
     Cash flow from financing activities - The Company's net cash flow from financing activities during the six months ended December 31, 1999 increase by $326,543 from an outflow of $7,608 during the six month ended December 31, 1998, due primarily to proceeds from investors while the Company was still private, and subsequently from an increase in private placement proceeds received during the six months ended December 31, 1999. During the six months ended December 31, 1999, the Company, pursuant to a private placement, sold $255,000 of units containing two restricted shares and a warrant. The proceeds are to be used for general working capital purposes.

      The Company's capital requirements in connection with its business plans will be significant. The Company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated offering will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet needs of the Company's business plans.

YEAR 2000

The Company did not experience any significant  problems resulting from computer
system  and  program  failures  or  equipment  malfunctions,   and  suffered  no
disruption of business operations.

PROPOSED ACQUISITIONS

In December 1999, discussions were underway to acquire the pager business of Multi-Page Communications, LLC. The structure of the deal involves the purchase of the business only and not the company. Substantial inventory and equipment will be included and it is evident that significant capital will be necessary to purchase additional pagers and parts to service the existing customer base. In addition, discussions were underway in December 1999 for the Company to acquire Splash Media, a multimedia production firm. The plan is to strengthen Washburn Studios division and expand media services.

Part 2: OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS

     None.

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

Reverse Acquisition

     In October 1999, the Company f/k/a Mason Oil Company, Inc. issued 89,000,000 shares of common stock for the purchase of Brandmakers, Inc. Mason Oil Company, Inc adopted the name Brandmakers, Inc. after the acquisition was completed.

Private Placement

      In October 1999, the Company d/b/a Mason Oil Company, Inc. proposed through a Private Placement Memorandum to offer for sale 8,000,000 Units, each Unit consisting of two (2) shares of common stock, par value $.001 per share and a 3/4 warrant. The warrants entitle the holders thereof to purchase a 3/4 or .75 share of common stock for each warrant held at an exercise price of $.50 per share expiring in three years. Subscriptions for the Units were offered and accepted by the Company at a price of $0.25 per Unit. The Units, common stock and warrants offered were not registered with, approved, or disapproved by the Securities and Exchange Commission (i.e., restricted stock).

     During the quarter ended December 31, 1999, the Company sold 1,020,000 Units, consisting of 2,040,000 shares and 765,000 warrants resulting in $255,000 in cash flow from this financing activity. The proceeds from the sale will be used for general purposes to support the current business segments. After December 31, 1999, the private placement offering was withdrawn on January 28, 2000, after selling 3,882,000 Units, consisting of 7,764,000 shares and 2,911,500 warrants resulting in $970,500 in cash flow from this financing activity. The Company believes that these proceeds will be sufficient to meet its short term funding requirements.

Item 3:   Default upon Senior Securities
     None

Item 4:   Submission of matters to a vote of security holders.

      The Board of Directors and a majority of shareowners approved a name change in October 1999 from Mason Oil Company, Inc. to Brandmakers, Inc. All shareholders were provided ten days notice prior to an effective date to comply with regulations in the State of Utah. The name change was effective November 18, 1999 and Brandmakers, Inc. is now a Utah Corporation.

Item 5:   Other Information

Executive Overview

     Brandmakers' Division Leaders have a common vision. Their vision is to combine their business lines, talents, and passions to create an extremely valuable property; one that will attract forward thinking investors. Their collective experience and history, with diverse, yet connected businesses, provide a strategically, unique opportunity for phenomenal growth.

     Each division leader has a proven record of accomplishment of entrepreneurial spirit, leadership and commitment. These leaders share compelling stories of taking companies from startup to maturity, private to public, through mergers and acquisitions. Understanding enterprise critical timing, as Brandmakers' organization does, is vital to their long-term success and competitive advantage in their fields.

     With backgrounds in banking, finance, securities, sales, marketing, production, manufacturing, distribution, technology and creative services, the mission of the Brandmakers' group remains focused; to deliver state-of-the-art service, products and quality to clients, solid returns to investors, and continued investment in their greatest asset, their people.

The Future

     Brandmaker's latest acquisitions are in the fast-paced world of technology and communications. The Company understands the impact of these rapidly changing industries and is positioning itself as a leader in these fields. Brandmakers continues to exploit the integration and convergence of technology-based businesses for acquisition and expansion.

Brandmakers' History

     Mr. Geoff Williams founded Brandmakers, Inc. in 1993 with a focus on the games and vending industry. Williams started his career in the electronic gaming industry in the United Kingdom and has thirty years experience in this growing industry. Well known in the gaming community, Williams has owned, operated, expanded and sold numerous amusement enterprises. Prior to establishing Brandmakers, Williams sold his startup games and coin operated company, G.W. Leisure, Ltd.

     With a handful of loyal employees and its first extremely, successful product, Camera Vending Machines that dispensed Kodak products, Williams grew the company to its market position today. Headquartered in Lawrenceville, Georgia, Brandmakers is a diversified company engaged in communications, Internet development, new media creation and electronic game and vending equipment.

     Mason  Oil  Company,  Inc.,  a fully  reporting  public  company,  acquired
Brandmakers on October 22, 1999, and subsequently changed its name to Brandmakers, Inc. Prior to this reverse acquisition, Brandmakers had expanded its umbrella to add complementary divisions spurring phenomenal overall growth. With its first acquisitions in 1998, of Hospitality Innovators, a communications company; Tim Washburn Studios, a digital design house; and MailStart an internet technology development firm, Brandmaker's boldly expanded its presence in the technology community. Additional expansion included leasing a new facility with 4000 square feet of office space and 7,400 square feet of warehouse space to house the Brandmakers' Divisions. Continuing this momentum to expand its business lines, Brandmakers is in the process of completing two additional acquisitions in January 2000, Multi-Page Communications, LLC, a wireless paging manufacturing company to vertically integrate with Hospitality Innovators and Splash Media, a New Media firm which will combine creative forces with Washburn Studios creating a full digital design and new media firm "Splash Studios".

     Today Brandmakers has 28 employees and numerous subcontractors in all divisions. William's vision remains the same. "The future is in technology. Bringing the best together will cement the success of our combined goals. That is, to be the industry leaders in our fields, and to merge our efforts for our shareholders." Brandmakers is a publicly held company with a strong agenda for 2000.

Company Divisions

MailStart Division

     The Internet Development division of Brandmakers, takes great pride in their universal web based solutions. MailStart (www.mailstart.com) is an email access gateway, which allows consumers to access their POP3 email boxes via the Web. MailStart currently handles over 680,000 email transactions daily allowing the display of mailbox contents, reading, replying, forwarding and deleting of email messages. It is a free service supported by advertising. Additional revenue is generated by supplying the service, ad-free to ISP's, schools, and web-sites. MailStart currently provides complimentary ad-free email services for the United Nations Small Island Development Services.

     WebBox (www.webbox.com), an information consolidation management product, was added to MailStart's services in October 1999. WebBox offers complete email consolidation for five email accounts, online file storage, calendar and schedule functions, contact management, and Web bookmark and page monitoring features.

Zoom Communications Division (Formerly Hospitality Innovators)

Onsite Paging

     Brandmakers' communication division focuses on the sale of on-premise paging systems for various industries such as restaurants, hospitals, and churches. Their core product is "Coaster Call", a guest paging system using a lighted coaster to notify the holder that they are being paged. Clients using "Coaster Call" include Applebee's, Ruby Tuesdays, Bennigans, Long Horn Steakhouse and Outback. Managers say that patrons are happier as they do not lose their place in line or have to stand in crowded entryways. It's popularity and success has evolved to encompass nursery paging, medical, professional and manufacturing paging. In addition, Hospitality offers a wide variety of systems such as Scope, Long Range, and Visiplex.

Wide Area Paging

     The Company expects to complete its acquisition of Multi- Page Communications, LLC's business in February 2000. This will provide the Company a pager manufacturer and distributor that naturally fits with the Hospitality Innovators division. Zoom Communications will have a combined client base of over 3000 customers. Zoom serves local as well as wide area pager consumers.




Games & Vending Division

The Games & Vending division, produces and manufactures vending machines and computerized games. Some of their products include:

Virtual Reality Golf
Virtual Reality Golf is a computerized golf game with a 34" monitor housed in custom-built cabinetry. The patented club, sensor pad and roller ball are on a separate console placed in front and to the side of the cabinet. Players swing a club with an infrared beam over the sensor base, which activates the ball on the screen whether driving, pitching or putting. The console roller ball allows players to choose courses and options. The game allows the player(s) to play a round of golf on one of fifteen world- renowned courses with audio that provides commentary on player's swings.

Direct Sales have been primarily through Business Opportunity Markets. Other markets include golf enthusiasts for home use, corporate recreation centers and vending distributors. Brandmakers has Virtual Reality Golf hardware rights, and Links software licensed through Access Software.

Telephone Prepaid Card Machines:
Our two column phone card machines are competitively priced for today's market. These machines offer consumers an easy, inexpensive way to purchase phone cards at extremely reasonable rates. Attractive metal housing units are freestanding and convenient to install, working well in shopping malls as well as universities, and numerous retail outlets. Card machines are also used in casinos to vend smart cards. These cards hold a players credits and debits.

Skill Machines:
Brandmakers designs and imports amusement with prize (AWP) machines to its plant in Lawrenceville Georgia. Bill acceptors, printers, or ticket dispensers are installed to comply with U.S. laws and standards. Final testing of all machinery is done on site. These machines are available for distributorships. Casinos, bars, sports facilities and recreation centers are prime locations for these machines where local laws permit.

Postcard Machines:
We are pleased to be the leading manufacturer of this new vending product, which sells pre-stamped postcards. Postcards are vended from an attractive metal machine that provides the consumer with a pre-stamped postcard ready for mailing. Several machines are in the Orlando, Florida and Cancun, Mexico markets where vacationers provide a natural consumer base.

Computer Disk Dispenser
A professionally designed Computer Disk dispensing machine, with educational facilities being the prime market, proves to be a distributor's dream. The machine dispenses floppy disks, zip disks, super disks and compact disc for a nominal fee. Each machine has an attractive exterior for advertising in addition to a scrolling marquis, which gives the operator multiple revenue opportunities. Computer Disk Machines come with a full one-year warranty.


Splash Studios Division (Formerly Washburn Studios) Brandmaker's new media and digital design division, produces multimedia projects from concept to completion. Award winning web-sites, video production, illustration and design provide clients with a broad range of communication services. Merging creativity with technology has grown Splash Studio's client list to include over 200 major companies in the U.S.

Partial client list includes Cartoon Network, Coca-Cola, Burger King, Nabisco, Disney, Delta Airlines, McDonalds, Hard Rock Cafe, the Georgia Bureau of Investigation and Universal Studios.



Locations:

The company leases 11,400 square feet of office and warehouse space at 1325 Capital Circle, Suites B and C, Lawrenceville, Georgia 30043.

The Internet division, MailStart, leased new offices located at 9261 Folsom Boulevard, Suite 400, Sacramento, CA 95826 on
December 15, 1999.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  None.
     (b)  Exhibits incorporated herein by reference.

          1.   Forms 8-K filed during the last quarter.

               *    Changes in Control of Registrant - November 4, 1999
               *    Change of Name and Address - November 18, 1999


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BRANDMAKERS, INC.


                                                  (Registrant)

February 11, 2000                            By:  /s/ Geoff Williams
(Date)                                                Geoff Williams,
                                                      Director &
                                                      Chief Executive Officer