Form 10QSB
period 2000-03-31
BRANDMAKERS INC
filed 2000-05-15
CIK 1011972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from to


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

                                 Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of May 4, 2000.

                                BRANDMAKERS, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000


                                      INDEX


Part I:           Financial Information                                     Page

     Item 1 -

       Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
              and June 30, 1999                                              3

         Condensed Consolidated Statement of Operations for the three and nine
         Months ended March 31, 2000 and 1999                                4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2000 and 1999                                       5

         Notes to Consolidated Financial Statements                          6


     Item 2 -

       Management's Discussion and Analysis                                  7


Part II: Other Information

     Item 1       Legal Proceedings                                          8
     Item 2       Changes in Securities and Use of Proceeds                  8
     Item 3       Default Upon Senior Securities                             9
     Item 4       Submission of Matters to a Vote of Security Holders        9
     Item 5       Other Information                                          9
     Item 6       Exhibits and Reports on Form 8-K                           9


Signatures                                                                   10


                                              Brandmakers Inc.

                                         CONSOLIDATED BALANCE SHEETS



             ASSETS
                                                                                                  March 31,
                                                                    June 30,                        2000
                                                                      1999                       (unaudited)

CURRENT ASSETS
       Cash and cash equivalents                                       $56,318                       $314,501
       Accounts receivable, trade                                      177,737                        511,589
       Inventory                                                        74,154                        586,857
       Other current assets                                              4,791                        193,483
       Stock subscriptions                                                                            289,750
                                                                  -------------                 --------------
                          Total current assets                         313,000                      1,896,180

PROPERTY AND EQUIPMENT - AT COST
       Furniture, fixtures and equipment                               131,110                      1,227,297

                                                                  -------------                 --------------
                                                                       131,110                      1,227,297
            Less accumulated depreciation                               53,080                        103,315
                                                                  -------------                 --------------
                                                                        78,030                      1,123,982

OTHER ASSETS
       Goodwill                                                                                       669,101
       Deposits                                                         11,466                         22,013
       Pledged certificates of deposit                                                                357,980
                                                                  -------------                 --------------
                                                                        11,466                      1,049,094
                                                                  -------------                 --------------
                                                                  -------------                 --------------
                                                                      $402,496                     $4,069,256
                                                                  =============                 ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                               $171,869                       $150,577
       Accrued expenses                                                 67,215                         63,066
       Due to related parties                                           10,108                              0
       Income taxes payable                                             26,843                         -1,737
       Current maturities of long-term debt                              2,446                        874,584
       Current maturities of capital leases                             16,586                        279,069
                                                                  -------------                 --------------
                          Total current liabilities                    295,067                      1,365,559

LONG-TERM DEBT, less current maturities                                  6,163
CAPITAL LEASES, less current maturities                                 13,672                        517,850
DEFERRED TAXES                                                           6,400                          6,400

STOCKHOLDERS' EQUITY
       Common stock- authorized 200,000,000 shares
         of no par value; issued 121,140,504 shares
         at 3/00 and 104,490,504 at 6/99                                   100                        121,118
       Additional paid-in capital                                                                   2,688,350
       Retained earnings (deficit)                                      81,094                       -630,021

                                                                  -------------                 --------------
                                                                        81,194                      2,179,447
                                                                  -------------                 --------------
                                                                      $402,496                     $4,069,256
                                                                  =============                 ==============

                                                Brandmakers Inc.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Nine Months Ended                   Three Months Ended
                                                     -----------------                   ------------------
                                                         March, 31                           March 31,
                                                         ---------                           ---------
                                                     1999                  2000         1999           2000
                                                     ----                  ----         ----           ----
                                                  (unaudited)          (unaudited)   (unaudited)   (unaudited)

Revenues                                                    $1,256,755   $1,860,554      $666,161     $1,126,617

Cost of goods sold                                             631,690    1,101,780       195,774        699,983
                                         ------------------------------------------------------------------------

       Gross profit                                            625,065      758,774       470,387        426,634

Operating Expenses
       Salaries and wages                                      259,825      751,722       115,031        432,273
       Other operating expenses                                271,045      600,477       114,448        387,561
                                         ------------------------------------------------------------------------
                                                               530,870    1,352,199       229,479        819,834
                                         ------------------------------------------------------------------------

                    Operating loss                              94,195     -593,425       240,908       -393,200

Other income (expense)
       Interest expense                                              0      -13,300             0         -8,288
                                         ------------------------------------------------------------------------
                                                                     0      -13,300             0         -8,288
                                         ------------------------------------------------------------------------

       Loss before taxes                                        94,195     -606,725       240,908       -401,488

Income taxes (benefit)                                          28,000                     59,000              0
                                         ------------------------------------------------------------------------

       NET LOSS                                                $66,195    -$606,725      $181,908      -$401,488
                                         ========================================================================

Basic net  loss per common share                                 $0.00       -$0.01         $0.00          $0.00
                                         ========================================================================

Weighted average number of
   shares outstanding                                      104,490,504  110,965,504   104,490,504    112,815,504
                                         ========================================================================

                               Brandmakers Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                          March, 31
                                                      1999            2000
                                                      ----            ----
                                                   (unaudited)    (unaudited)

Net loss                                                  $66,195    -$606,725

Adjustments to reconcile net loss
  to net cash used in operating activities
       Depreciation and amortization                       24,497       51,411
       (Increase) decrease in assets and
       increase (decrease) in liabilities
          Accounts & note receivable                     -141,638     -333,852
          Inventories                                     -60,817     -375,583
          Other current assets                             11,991     -188,692
          Accounts payable                                 44,587      -21,292
          Accrued expenses                                 -1,874       -4,149
          Stock issued for compensation                                 81,250
          Income taxes payable                             27,764      -28,580

                                                -------------------------------
         Net cash used in                                 -29,295   -1,426,212
            operating activities

Cash flows used in investing activities
       Capital expenditures                                -1,223     -268,207
       Increase in deposits                               -18,241      -10,547
       Increase in goodwill                                                  0
                                                -------------------------------
                                                          -19,464     -278,754

Cash flows provided by (used in) financing activities
       Reductions in long-term debt and capital leases                  -2,740
       Decrease in due to related parties                  -7,608      -10,108
       Proceeds from sale of stock                                   2,333,977
       Increase in pledged certificate of deposit                     -357,980

                                                -------------------------------
                                                           -7,608    1,963,149

                                                -------------------------------
Net increase (decrease)  in cash and
     cash equivalents                                     -56,367      258,183

                                                -------------------------------
Cash and cash equivalents at beginning
     of the period                                         98,159       56,318

                                                -------------------------------
Cash and cash equivalents at end
     of the period                                        $41,792     $314,501
                                                ===============================

Supplemental schedule of noncash investing and financing activities and certain cash flow information:

The Company's noncash investing and financing activities for the nine month period ended March 31, 2000 are as follows: The Company entered into capital leases with a value of approximately $765,000 and financed approximately
$875,000 in assets acquired through asset purchases. Additionally, the Company issued common stock with an approximate value of $81,250 for compensation.

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

Note 2 - Business Combination

On  October  22,  1999,   Mason  Oil  Company,   Inc.   ["Mason  Oil']  acquired
substantially all of the assets and operations of Brandmakers, Inc. ("Brandmakers") a closely held Georgia corporation by the issuance of 89,000,000 restricted shares of common stock to Brandmakers' shareholders. To implement this acquisition of assets, Mason Oil did a spin-off of all assets connected with its prior business and a reserve for the pending distribution of approximately $404,000 was recorded at the time of the combination.

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


Note 3 - Asset Acquisitions

         During March 2000 the Company acquired certain assets of Multi Page Communications, LLC from Joshua Friedman and Phyllis Zyskind. The assets included inventories and fixed assets. The assets were acquired for approximately $600,000, to be paid in cash or Company stock (at the Company's choice) ten months from the date of acquisition. This acquisition has been treated as an asset acquisition with the purchase price being allocated to the fair market value of the assets acquired with any excess allocated to goodwill.
         During March 2000 the Company acquired certain assets from K.W. Machines, Ltd., a British concern, for approximately $640,000, with $320,000 being paid at closing with the remaining $320,000 due in September 2000. The assets included inventories and fixed assets. This acquisition has been treated as an asset acquisition with the purchase price being allocated to the fair market value of the assets acquired with any excess allocated to goodwill.

Item 2.  Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the wireless communication and internet industry at either the federal and state levels, competitive pressures in the wireless communication and internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

         The following discussion of the Company's results of operations and financial conditions should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR
 THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         Revenue increased 48% to $1,860,554 for the nine months ended March 31, 2000 from $1,256,755 for the comparable 1999 period. This increase in revenues was largely achieved through the acquisition of Multi-Page Communications. The Company experienced a net loss of $606,725 for the nine months ended March 31, 2000 in comparison to a net profit of $66,195 for the same period in 1999. The Company attributes much of this cash drain to its investment in infrastructure, consisting of its absorption of three acquisitions, namely Splash Media, KW Machines and KW Leisure of England, and the Multi-Page Communications business. As a consequence, payroll increased 189% over the previous period with the addition of 35 new employees. The Company currently has 46 employees, as opposed to 11 employees at the same time last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $1,426,212 and $29,295 for the nine months ended March 31, 2000 and 1999, respectively. This deficit was largely the product of a ramp-up in sales and the resulting need to support this increasing level of business with a higher investment in inventories, coupled with increasing accounts receivable and additional marketing expenditures. The Games and Vending division was responsible for most sales during the 1999 period but a major change in direction for Gamosity (the present name for the former Games and Vending division) has resulted in low revenue on a temporary basis as the company progresses through this transition period. Sales from new lines of equipment are anticipated to replace and exceed the lost revenue from the former games product line.

         Cash used in investing activities - Consistent with management's plan to invest in infrastructure, the Company's net cash used in investing activities for the nine months ended March 31, 2000 was $278,754 as compared to net cash used in investing activities for the nine months ended March 31, 1999 of $19,464.

         Cash flow from financing activities - The Company's net cash flow from financing activities during the nine months ended March 31, 2000 increased by $1,963,149 from an outflow of $7,608 during the nine months ended March 31, 1999, due primarily to proceeds from investors while the Company was still private, and subsequently from an increase in private placement proceeds received during the nine months ended March 31, 2000. During the nine months ended March 31, 2000, the Company, pursuant to a private placement, netted $2,333,977 from the private placements. These funds were used to purchase assets of KW Machines, equipment for the Mailstart division, and for general working capital purposes.

         In spite of the significant investment in infrastructure which has already been made, the Company believes that additional capital expenditures will be required to meet the objectives set forth in the Company's business plan. Negotiations are currently underway with a financing company to establish an asset based line of credit. The Company believes the revenues which are projected from operations, supplemented with funds available from the proposed line of credit, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated profits, cash flows, and financing will in fact be sufficient to fund operations and meet the needs of the Company's business plan.

YEAR 2000

The Company did not experience any significant  problems resulting from computer
system  and  program  failures  or  equipment  malfunctions,   and  suffered  no
disruption of business operations.

Part 2:  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

Private Placement

         In October 1999, the Company d/b/a Mason Oil Company, Inc. proposed through a Private Placement Memorandum to offer for sale 8,000,000 Units, each Unit consisting of two (2) shares of restricted common stock, par value $.001 per share and a 3/4 warrant. Each full warrant entitles the holders to purchase one share of restricted common stock at an exercise price of $.50, expiring in three years. The private placement offering was withdrawn on January 28, 2000, after selling 3,882,000 Units, consisting of 7,764,000 restricted shares and 2,911,500 restricted warrants resulting in $970,500 in cash flow from this financing activity.

         Beginning in February 2000, Brandmakers proposed through a Private Placement Memorandum to offer 4,118,000 Units, at $.375 per Unit, each consisting of two (2) restricted shares of common stock, par value $.001 per share and a 3/4 warrant. Each full warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $.75 per restricted share, expiring in three years. During the quarter ended March 31, 2000, the Company sold 3,345,333 Units, consisting of 6,690,667 restricted shares and 2,509,000 restricted warrants resulting in $1,254,500 in cash flow from financing activity. The proceeds from these offerings was used to finance the Company's increasing sales volume and to fund general working capital purposes.





Item 3:  Default upon Senior Securities
         None


Item 4:  Submission of matters to a vote of security holders.

         None.

Item 5:  Other Information

         None.


Item 6:  Exhibits and Reports on Form 8-K

(a)      None.
(b)      Exhibits incorporated herein by reference.

1.       Forms 8-K filed during the last quarter.
                      The company has filed one 8-K in the last period. This 8-K was filed on March 9, 2000 regarding Multi-Page Communications and the full contents of this filing is hereby incorporated by reference.

                                   SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BRANDMAKERS, INC.
                                  (Registrant)

May 15, 2000                         By: /s/ Geoff Williams
------------                            -----------------------------------
    (Date)                               Geoff Williams,
                                         Director & Chief Executive Officer