Form 10KSB
period 2000-06-30
BRANDMAKERS INC
filed 2000-10-11
CIK 1011972

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ______________ to ______________.

                        Commission file number:  0-28184

                              BRANDMAKERS, INC.
                              -----------------
                (Exact name of small business issuer in its charter)
            Utah                                                 37-109974
          --------                                               ---------
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)

                1325C Capital Circle, Lawrenceville, GA      30043
                -----------------------------------------------------
                (Address of principal executive office)    (Zip Code)

                   Issuer's telephone number: (770) 338-1958


     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                              Name of Each Exchange
          Title of Each Class                  On Which Registered
          -------------------                  -------------------
                 None                                  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
     $0.001 par value Common Stock
     -----------------------------
            (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year consisted of income in the amount of approximately $3,395,000.

     The aggregate market value of the voting Common Stock held by non-affiliates of the issuer (treating all executive officers and directors of the issuer, for this purpose, as if they may be affiliates of the issuer) was approximately $ 22,164,442 as of August 31, 2000 (based on the average bid and asked price of such Common Stock).

     One hundred twenty three million, one hundred thirty five thousand seven hundred eighty seven, (123,135,787) shares of the issuer's Common Stock were outstanding as of August 31, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

===============================================================================

                              BRANDMAKERS, INC.
                     For Fiscal Year Ended June 30, 2000

                              TABLE OF CONTENTS
                                 Form 10-KSB

                                   PART I
Item                                                                      Page
  1.   Description of Business . . . . . . . . . . . . . . . . . . . . . .   3
  2.   Description of Property . . . . . . . . . . . . . . . . . . . . . .   7
  3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   7
  4.   Submission of Matters to a Vote of Security Holders . . . . . . . .   7

                                   PART II

  5.   Market for Issuer's Common Equity and Related
       Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .   7
  6.   Management's Discussion and Analysis or Plan of Operation . . . . .   8
  7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  12
  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . .  33

                                   PART III

  9.   Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act . . . . . . . . .  33
 10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .  35
 11.   Security Ownership of Certain Beneficial Owners and Management  . .  36
 12.   Certain Relationships and Related Transactions  . . . . . . . . . .  37
 13.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  37
       Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

                                    -  2 -
===============================================================================

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


Item 1.  Description of Business

OVERVIEW

     Mr. Geoff Williams founded Brandmakers, Inc. in 1992 with a focus on the games and vending industry. Williams started his career in the electronic gaming industry in the United Kingdom and has thirty years experience in this growing industry. Well known in the gaming community, Williams has owned, operated, expanded and sold numerous amusement enterprises. Prior to establishing Brandmakers, Williams sold his games and coin-operated company, G.W. Leisure, Ltd.

     With a handful of loyal employees and its first extremely successful product, Camera Vending Machines that dispensed Kodak products, Williams grew the company to its market position today. Headquartered in Lawrenceville, Georgia, Brandmakers is a diversified company engaged in communications, Internet development, new media creation, and electronic game and vending equipment.

     Mason Oil Company, Inc., a fully reporting public company, acquired Brandmakers on October 22, 1999, and subsequently changed its name to Brandmakers, Inc. Prior to this reverse acquisition, Brandmakers had expanded its umbrella to add complementary divisions spurring overall growth. With its first acquisitions in 1998, of Hospitality Innovators, a communications company; Washburn Studios, a digital design house; and MailStart, an internet technology development firm, Brandmakers boldly expanded its presence in the technology community. Additional expansion included leasing a new facility with 4000 square feet of office space and 7,400 square feet of warehouse space to house the Brandmakers' Divisions.

     In February 2000, Brandmakers acquired the assets of Multi-Page Communications, LLC, a wireless paging manufacturing company, and Splash Media, a New Media firm which combined with Washburn Studios created a full digital design and new media group - "Splash Studios". In March 2000, assets of K.W. Machines, Ltd. in Ramsgate, England were purchased from James Godden.
KW Leisure, Ltd, formed as a wholly owned subsidiary of Brandmakers, manufactures coin pusher entertainment equipment.

     The following documents and filings have been incorporated by reference. They are change of name of registrant, form 8K; Purchase of assets, form 8-K; changes in registrant's auditors, form 8-K; Letters from the registrant's auditors acknowledging change, form 8-K/A.

                                    -  3 -
===============================================================================

RECENT DEVELOPMENTS

     As of August, 2000, Brandmakers, Inc. announced that it's principal shareholders had reached an agreement to sell controlling interest of the company through a stock exchange with a World Sales & Merchandising Inc. for
shares in a private joint venture known as Bee-Trade.com, Inc.   This
transaction is still under negotiation. The description of the transaction represents the most reliable information available at the time of this filing. The binding agreement, which remains subject to applicable regulatory approval in both the U.S. and Canada, calls for WSMI to acquire 89 million, or approximately 72 percent, of Brandmakers' 123.14 million total shares, in exchange for 1.2 million common shares of Bee-Trade.com, Inc. Bee-Trade.com is headquartered in Pennsylvania.

     In the transaction, WSMI officials valued Brandmakers' overall worth at $52.5 million, or approximately 42 cents per share. Approximately 34 million shares of Brandmakers stock will remain publicly held by other stockholders once the WSMI transaction is completed, which is scheduled to conclude by September 30, 2000.

     WSMI has also agreed to accept Brandmakers' promissory note for a $1,000,000. Proceeds from this loan will be used to complete the KW acquisition and as working capital. Brandmakers is currently in default for the payment of the balance of the KW acquisition. Payment terms are being re-negotiated. Management believes that this cash, coupled with revenue projections, will be sufficient for near term financing needs.

     Chuck Massey, the Company's Chief Financial Officer, resigned effective October 13, 2000. Mr. Massey is leaving to pursue other interests.

COMPANY DIVISIONS

MailStart - Internet Applications
     The Internet Development division of Brandmakers, takes great pride in their universal web based solutions. MailStart (www.mailstart.com) is an email access gateway, which allows consumers to access their POP3 email boxes via the Web. MailStart currently handles over 680,000 email transactions daily allowing the display of mailbox contents, reading, replying, forwarding and deleting of email messages. It is a free service supported by advertising. WebBox (www.webbox.com), an information consolidation management product, was added to MailStart's services in October 1999. WebBox offers complete email consolidation for five email accounts, online file storage, calendar and schedule functions, contact management, and Web bookmark and page monitoring features. MailStart also recently has partnered with On Command Corporation, the leading provider of in-room interactive entertainment, Internet services, business information and guest services for the lodging industry. MailStart will be the e-mail access service provider to On Command's @Hotel product line.

Zoom Communications - Wireless Communications
     The communications division of Brandmakers, Zoom focuses on both On-Site and Wide Area paging. On-Site paging consists of any application where pagers and a local transmitter are used to deliver information over a limited area. Typical coverage is less than 1 mile. The core products for this part of the company are "Coaster Call", a lighted coaster pager and the "Vibe" a vibration only belt clip type pager. Coaster Call is used in busy restaurants to let guests know when their table is ready. The Vibe on the other hand is more flexible being used in Churches, Hospitals, Day Spas and Salons, Auto Dealerships as well as restaurants. Zoom On-Site also sells limited numbers of the "Intrigue" top view numeric pager for applications, which need more information. The "Vibe Only" and "Intrigue" are products manufactured by Zoom Communications, while Coaster Call is a product purchased by the company.

     Wide Area paging comprises the other market of Zoom. The pager manufacturing industry has gone through some significant changes in the last few years. Strong competition, increased cell phone usage, and advancing technology have brought retail prices significantly lower. During this time, manufacturing costs have also been reduced dramatically, offsetting some of the overall decline in profit margin. Although industry growth has slowed, industry publications project growth in the paging industry of 6%-10% per year, representing approximately 100 million new pagers sold in the United States. With the departure from this market segment of companies like NEC, Panasonic, and to some extent Motorola, there is more opportunity than ever to increase market share. Zoom has positioned itself in the middle market by producing high quality pagers equivalent to Motorola's products, yet more moderately priced. Zoom sells the popular numeric pagers as well as new alpha messaging models.

                                    -  4 -
===============================================================================

Gamosity - Games & Vending
    The Gamosity division produces and manufactures vending machines and computerized games. Some of their products include:
     Virtual Reality Golf is a computerized golf game with a 34" monitor housed in custom-built cabinetry. The patented club, sensor pad, and roller ball are on a separate console placed in front and to the side of the cabinet. Players swing a club with an infrared beam over the sensor base, which activates the ball on the screen whether driving, pitching or putting. The console roller ball allows players to choose courses and options. The game allows the player(s) to play a round of golf on one of fifteen world- renowned courses with audio that provides commentary on player's swings. Direct Sales have been primarily through Business Opportunity Markets. Other markets include golf enthusiasts for home use, corporate recreation centers and vending distributors. Brandmakers has Virtual Reality Golf hardware rights, and Links software licensed through Access Software.
     Telephone Prepaid Card Machines: Our two column phone card machines are competitively priced for today's market. These machines offer consumers an easy, inexpensive way to purchase phone cards at extremely reasonable rates. Attractive metal housing units are freestanding and convenient to install, working well in shopping malls as well as universities, and numerous retail outlets. Card machines are also used in casinos to vend smart cards. These cards hold a players credits and debits.
     Skill Machines: Brandmakers designs and imports amusement with prize (AWP) machines to its plant in Lawrenceville Georgia. Bill acceptors, printers, or ticket dispensers are installed to comply with U.S. laws and standards. Final testing of all machinery is done on site. Casinos, bars, sports facilities and recreation centers are prime locations for these machines where local laws permit.
     Coin Pushers: Brandmakers' UK subsidiary, KW Leisure, Ltd. manufactures coin pusher machines for the entertainment and gaming industry. Pushers are sold to distributors in Europe, the United States, and Korea. KW is the third largest supplier of coin pushers in the United Kingdom.
     Postcard Machines: We are pleased to be the leading manufacturer of this new vending product, which sells pre-stamped postcards. Postcards are vended from an attractive metal machine that provides the consumer with a pre-stamped postcard ready for mailing.
     Computer Disk Dispenser: A professionally designed Computer Disk dispensing machine, with educational facilities being the prime market. The machine dispenses floppy disks, zip disks, super disks and compact discs for a nominal fee. Each machine has an attractive exterior for advertising in addition to a scrolling marquis, which gives the operator multiple revenue opportunities.
     Cellular Phone Vendor: This new product allows dispensing of prepaid cellular phones. The machine can also be designed to dispense phone cards and pagers as well.
     Laser Q: A pool cue with a laser built into the tip. Laser Q is an excellent training tool for the billiard player.

Splash Studios - New Media
     Brandmakers' new media and digital design division, produces multimedia projects from concept to completion. Award winning web sites, video production, illustration and design provide clients with a broad range of communication services. Merging creativity with technology has grown Splash Studio's client list to include over 200 major companies in the U.S. Partial client list includes United Parcel Service, Cartoon Network, Coca-Cola, Burger King, Nabisco, Disney, Delta Airlines, McDonalds, Hard Rock Cafe, the Georgia Bureau of Investigation, Globalseer, and Universal Studios.

                                    -  5 -
===============================================================================

COMPETITION

     All of the markets that Brandmakers services are highly competitive. Many of these competitors possess greater financial, technical, and other resources that the company. Wide area pagers are manufactured and distributed by numerous companies. Furthermore, one-way paging is slowing being replaced by two-way paging and cellular service. On-site paging is a growing market. JTECH, Inc. and Long Range Systems both sell competitive on-site paging products.

     Mailstart and Webbox compete as internet application service providers. Several other companies, including MicroSoft, have web sites that provide similar capabilities.

     Brandmakers' KW Leisure subsidiary is Great Britain's third largest manufacturer of coin pushers. Competitors include Crompton's Leisure Machines and Harry Levy Amusement Contractors, both located in England.

DEPENDENCE ON SUPPLIERS; MANUFACTURING RISKS
     We rely primarily on outside suppliers and subcontractors for substantially all of our parts, components, and manufacturing supplies. In the paging division, certain materials are currently available only from one supplier or a limited number of suppliers. We do maintain long-term supply contracts with several of our key suppliers. The disruption or termination of our supply or subcontractor arrangements could have a material adverse effect on our results of operations. Our reliance on third parties involves significant risks, including reduced control over delivery schedules and quality assurance. In addition, vendor delays or quality problems could also result in lengthy production delays.

RELIANCE ON KEY CUSTOMERS
     All divisions rely on a diverse customer base. The loss of a single customer would have minimal adverse effects on Brandmakers' revenues.

EMPLOYEES
     Today Brandmakers has 35 employees and subcontractors in all divisions. In July 2000 work staff was reduced in all divisions due to lack of profitability. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

LACK OF DIVIDENDS
     We have never paid any dividends on our common stock. We anticipate that, for the foreseeable future, any earnings that may be generated from operations will be used to support internal growth and that dividends will not be paid to stockholders.

                                    -  6 -
===============================================================================

Item 2.  Description of Property

     The company does not own any real property. For its principal offices, Brandmakers leases 11,400 square feet of office and warehouse space at 1325 Capital Circle, Suites B and C, Lawrenceville, Georgia 30043. This is currently a month-to-month lease. For the Mailstart division, the Company leases offices located at 9261 Folsom Boulevard, Suite 400, Sacramento, CA 95826. This lease expires in December 2002. Brandmakers also leases office space at 3440 Oakcliff Road, Suite 106, Atlanta, GA 30340. This lease expires in April 2004. In our opinion, the various properties used in our operations are generally in good condition and are adequate for the purposes for which we utilize them.


Item 3.  Legal Proceedings

             Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


Item 5.  Market for Issuer's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the OTC bulletin board under the symbol BMKS. The Company estimates that at August 31, 2000, there were approximately 2,500 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the last two fiscal years, and does not anticipate the declaration or payment of dividends in the foreseeable future. The Company is not subject to any restrictions that limit its ability to pay dividends, other than the unavailability of funds and a statutory restriction found in the Utah Revised Business Corporation Act, which prohibits the payment of distributions to shareholders if, after giving effect to such distribution:

     (a) The Company would not be able to pay its debts as they become due in the usual course of business;
          or
     (b) The Company's total assets would be less than the sum of its total liabilities.

     The following table sets forth the range of high and low bid information, as reported by the bulletin board services, for the Company's Common Stock for each quarter of the last two fiscal years. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.
            Quarter Ended                    Common Stock
                                         High             Low
            ------------------          ------          ------
            June 30, 1998               $0.281          $0.063
            September 30, 1998          $0.156          $0.078
            December 31, 1998           $0.188          $0.125
            March 31, 1999              $0.297          $0.156
            June 30, 1999               $0.266          $0.188
            September 30, 1999          $0.250          $0.125
            December 31, 1999           $0.562          $0.156
            March 31, 2000              $1.250          $0.156
            June 30, 2000               $0.687          $0.150

                                    -  7 -
===============================================================================

Item 6.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

     The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB.

     This report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the wireless communication and internet industry at either the federal and state levels, competitive pressures in the wireless communication and internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

Overview

     Through the reverse acquisition in November 1999, the Company became a public reporting company. The Company raised funds through private placements of equity securities. These funds were used to invest in all of the Company's divisions. Wide area paging assets were purchased and combined with the successful on-site paging division, Hospitality Innovators. The new group was renamed Zoom Communications. Division employment increased from four employees to eleven employees. With additional funds, Zoom was able to increase marketing and maintain inventory. With contacts made through the wide area paging group, new products for both wide area paging and on-site paging have been developed in short cycles. The division is just beginning to see the increased sales from these new products.

     The games and vending division, with four employees, grew to sixteen employees with the acquisition of KW Machines assets in England. Older amusement products were phased out. New products such as cell phone vendors and redesigned internet kiosks have been developed with marketing efforts just beginning for these new products. Existing skill game lines were complemented with the addition of the KW coin pusher line. Marketing efforts are now worldwide. Coin pushers have been sold in Europe and Asia.

     The media division of Washburn Studios was combined with Splash Media to form Splash Studios. Splash has designed logos, business forms, websites, and trade show displays for its clients.

     MailStart began the fiscal year with the www.mailstart.com POP3 email gateway. In October 1999, www.webbox.com was created as a "virtual office" product. Webbox allows the internet user to access email, contacts, schedules, files, and web links from any internet connected workstation. In the eight months following its release, Webbox has established a user base of over 270,000 users and currently has an approximate 20% user growth every month.
In March 2000, equipment to handle this growth was purchased and installed. Revenues, which are based on advertising, are fluctuating, but have been low for the year. Employees increased from two to six with the emphasis placed on sales and marketing.

                                    -  8 -
===============================================================================

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

     REVENUES.  The Company had revenues of $3,394,626 for the year ended
June 30, 2000, as compared to $2,055,040 for the same period in 1999. This represents an increase of over 65%. Primary reasons for this difference were the expanded product lines and markets obtained through the company's acquisitions. Fiscal year 1999 revenues were generated from sales of amusement games, vending equipment, and on-site paging systems. With funds generated through the equity private placements, the Company was able to increase revenues through the wide area paging business, the KW Leisure coin pusher European market, and new media division. On site paging systems revenue increased with the addition of personnel and the ability to stock inventory. Revenues for MailStart, the internet division remained small. Revenue from domestic games and amusements declined as older games and vending machine designs reached the end of their life cycle.

     In summary, Zoom Communications accounted for 69.4% of total revenue. Games and vending contributed 21.4% of total revenue. Splash studios accounted for 4.4% of revenue while MailStart made up the final 4.8%.

     COST OF SALES. The Company's cost of sales increased from $1,218,798 for the year ended June 1999 to $2,159,640 for the same period in 2000. This is an increase of 77%. In 1999, Gross margin was 40.7%. This margin declined to 36.4% in 2000. This shift was due to the addition of the wide area paging group which has lower profit margins than the company's other divisions.

     OPERATING EXPENSES.  Operating expenses for the 12 months ended
June 30, 2000 were $2,577,740 as compared to $824,903 for the same period in 1999. Expenses increased due to acquisitions and expansions in all divisions.

     OTHER INCOME AND EXPENSE. Interest expense increased due to capital equipment purchases for MailStart. The company experienced a $494,302 loss on impairment of goodwill from the acquisition of Multi-Page Communications assets. Subsequent to the acquisition, it was determined that the inventories did not have significant ongoing value. Many of the pagers and pager crystals were for discontinued or obsolete product lines.

Liquidity and Capital Resources

     CASH USED IN OPERATING ACTIVITIES - The Company's net cash flow from operating activities resulted in deficits of $1,584,144 and $28,538 for the years ended June 30, 2000 and 1999, respectively. This deficit was largely the product of a ramp-up in sales and the resulting need to support this increasing level of business with a higher investment in inventories, coupled with increasing accounts receivable and additional marketing expenditures. The Games and Vending division was responsible for most sales during the 1999 period but a major change in direction for the division has resulted in low revenue on a temporary basis as the company progresses through this transition period. The primary product for the games division was a virtual golf game that generated approximately $870,000 in revenue in 1999. This game has been discontinued since another company purchased the golf software used and Brandmakers was unable to renew licensing agreements. Sales from new lines of equipment are anticipated to replace and exceed the lost revenue from the former games product line.

     The Company experienced a $1,342,754 loss from operations as compared to a profit of $11,339 from the prior year. Increases in cash expenditures from the prior year were for salaries, additional facilities, inventory for Zoom Communications, a new information system, and marketing. Depreciation of new capital equipment also increased. Accounts receivable increased over $600,000 from 1999 to 2000 as business grew. To supply paging customers, inventory increased over $270,000 for the reporting period.

                                    -  9 -
===============================================================================

     CASH USED IN INVESTING ACTIVITIES - Consistent with management's plan to invest in infrastructure, the Company's net cash used in investing activities for the year ended June 30, 2000 was $900,388 as compared to net cash used in investing activities for the year ended June 30, 1999 of $4,023. Cash was used to purchase KW Machines assets, Multi-Page Communications assets, and to acquire capital equipment for MailStart. A certificate of deposit was established as collateral for the MailStart equipment lease as well.

     CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities during the year ended June 30, 2000 increased by $2,510,801 from an outflow of $9,280 during the year ended June 30, 1999, due primarily to proceeds from investors while the Company was still private, and subsequently from an increase in private placement proceeds received during the year. During the year ended June 30, 2000, the Company, pursuant to a private placement, netted $2,623,750 from the private placements. These funds were used to purchase assets of KW Machines, equipment for the MailStart division, and for general working capital purposes. In spite of the significant investment in infrastructure that has already been made, the Company believes that additional capital expenditures will be required to meet the objectives set forth in the Company's business plan. An asset-based line of credit was established with a lending institution during the year. The Company believes the revenues that are projected from operations may not be sufficient to fund ongoing operations and its business plan without additional debt or equity financing. There is no assurance that anticipated profits, cash flows, and financing will in fact be sufficient to fund operations and meet the needs of the Company's business plan.

     Overall cash balances increased by $26,269 from June 30, 1999 to June 30, 2000. These balances do not include $357,980 in certificates of deposits pledged to support the equipment leases.

Future Plan of Operation

     The company has a letter of intent that would transfer majority ownership to World Sales & Merchandising Inc. of Toronto, Canada. The transaction will enable Brandmakers to expand the company's marketing capabilities through the worldwide avenues of WSMI, taking Brandmakers' four divisions into new markets and distribution prospects. At present, no management changes are scheduled at Brandmakers. Two board members, Joy Williams and Robert Palmquist, resigned on September 15, 2000. They were replaced by Richard Deleguardia and Brian Zufelt of WSMI. WSMI officials have stated that the MailStart, Zoom Communications, and Splash Studios divisions will complement the new parent company's current and future business models through its Bee-Trade.com, E-enabler, and Gamblegate platforms, as well as significantly enhance shareholder value and the company's overall revenue projections. World Sales & Merchandising Inc., known as "The Online Marketing Specialist," is a publicly traded company whose common shares are quoted on the Canadian Dealing Network (CDN) under the stock symbol "WSMI." At present, the company has more than 43 million common shares outstanding.

     Affiliated closely with Cable Print Network Marketing (CPNM), WSMI designs, produces and markets a wide range of products through both on-line and off-line activities. The company is best known for its development of an on-line Super E Chain Store, featuring thousands of products from collectibles to vitamins at deep discount prices.

                                    - 10 -
===============================================================================

     Through Bee-Trade.com, WSMI operates a network of on-line stores and auction activities in On-line Boutique Style as well as through other established on-line Auction sites. In its joint venture with Cable Print Network Marketing, WSMI markets products in traditional off-line promotions including infomercials, direct mail, radio, print and fax programs.

     WSMI has agreed to advance Brandmakers one million dollars upon execution of the stock purchase agreement with Brandmakers' principal shareholders. Should the acquisition not be consummated or these funds are unavailable, Brandmakers will have to reorganize and potentially divest itself of assets or divisions.

Year 2000

     During the year, the company installed a networked system supporting MAS 90 accounting software. The Company did not experience any significant problems resulting from computer system and program failures or equipment malfunctions, and suffered no disruption of business operations.


Item 7.  Financial Statements

                                    -  11 -
===============================================================================

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                       BRANDMAKERS, INC. AND SUBSIDIARY

                            June 30, 2000 and 1999



                                   CONTENTS

_______________________________________________________________________________

  INDEPENDENT AUDITORS' REPORT - YEAR ENDED JUNE 30, 2000 . . . . . . . .   2

  INDEPENDENT AUDITORS' REPORT - YEAR ENDED JUNE 30, 1999 . . . . . . . .   3

  CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . .   4

      CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . .   6

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  . . . .   7

      CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . .  8- 9

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . .     10-21
_______________________________________________________________________________


                                    -  12 -
===============================================================================

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Brandmakers, Inc.

We have audited the accompanying consolidated balance sheets of Brandmakers, Inc. and Subsidiary (the Company) as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brandmakers, Inc. and Subsidiary as of June 30, 2000 and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of June 30, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in note I to the consolidated financial statements, the Company suffered a significant loss for the year ended June 30, 2000 and has negative working capital. Additionally, the Company has experienced continued losses subsequent to June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note I. The consolidated balance sheet at June 30, 2000 does not include any adjustments that might result from the outcome of this uncertainty.


Atlanta, Georgia
August 29, 2000
(Except for notes C and I for which
 the date is September 26, 2000)

                                       F2
                                    -  13 -
===============================================================================

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Brandmakers, Inc.

We have audited the accompanying balance sheet of Brandmakers, Inc. (a Georgia corporation) as of June 30, 1999, and the related statements of operations, changes in stockholders' equity, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandmakers, Inc. as of June 30, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


Santi & Associates, PC
Atlanta, Georgia
January 4, 2000

                                       F3
                                    -  14 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2000 and 1999

                                    ASSETS
                                                   2000          1999
                                                ----------    ----------
CURRENT ASSETS
     Cash                                       $   82,587    $   56,318
     Receivables
          Trade                                    803,607       177,737
          Other                                     50,000         1,268
                                                ----------    ----------
                                                   853,607       179,005
          Less allowance for doubtful accounts      25,000          -
                                                ----------    ----------
                                                   828,607       179,005

     Inventories                                   448,071        74,154
     Other current assets                           18,839         3,523
                                                ----------    ----------
               Total current assets              1,378,104       313,000

PROPERTY AND EQUIPMENT - net                     1,094,301        78,030

OTHER ASSETS
     Certificates of deposit - pledged             357,980          -
     Deferred stock options                        395,214          -
     Goodwill,
       net of accumulated amortization of $7,725   480,755          -
     Deposits                                       55,243        11,466
                                                ----------    ----------
                                                 1,289,192        11,466
                                                ----------    ----------

                                                $3,761,597    $  402,496
                                                ==========    ==========

     The accompanying notes are an integral part of these statements.

                                       F4
                                    -  15 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2000 and 1999


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   2000          1999
                                                ----------    ----------
CURRENT LIABILITIES
     Notes payable                              $  888,336    $     -
     Accounts payable                              452,697       171,869
     Accrued liabilities                           201,559        17,215
     Income taxes payable                             -           26,843
     Other current liabilities                      48,955        66,508
     Current maturities on long-term debt             -            2,446
     Current portion of capital leases             291,531        16,586
                                                ----------    ----------
               Total current liabilities         1,883,078       301,467

LONG-TERM DEBT, less current maturities               -            6,163

CAPITAL LEASES, less current portion               422,362        13,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
       shares of $.001 par value                   121,141           100
     Additional paid-in capital                  3,255,961          -
     Retained earnings (deficit)                (1,920,945)       81,094
                                                ----------    ----------
                                                 1,456,157        81,194
                                                ----------    ----------

                                                $3,761,597    $  402,496
                                                ==========    ==========

     The accompanying notes are an integral part of these statements.

                                       F5
                                    -  16 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Years ended June 30, 2000 and 1999


                                                    2000            1999
                                                ------------    ------------

Revenues                                        $  3,394,626    $  2,055,040

Cost of sales                                      2,159,640       1,218,798
                                                ------------    ------------

     Gross profit                                  1,234,986         836,242

Operating expenses
     Salaries and wages                            1,536,819         466,625
     Rent                                            149,306          64,845
     Advertising                                     151,741          17,788
     Depreciation and amortization                   123,871          32,663
     Other operating expenses                        616,003         242,982
                                                ------------    ------------
                                                   2,577,740         824,903
                                                ------------    ------------

               Operating profit (loss)            (1,342,754)         11,339

Other income (expense)
     Interest expense                                (62,630)         (5,818)
     Interest income                                   2,038           1,566
     Loss on impairment of goodwill                 (494,302)           -
                                                ------------    ------------
                                                    (554,894)         (4,252)
                                                ------------    ------------

               NET EARNINGS (LOSS)              $ (1,897,648)   $      7,087
                                                ============    ============


Per share information:
     Basic                                      $      (.17)    $       .00
                                                ============    ============
     Diluted                                    $      (.17)    $       .00
                                                ============    ============

Average number of shares outstanding:
     Basic                                       108,773,837     104,490,504
                                                ============    ============
     Diluted                                     109,337,461     104,490,504
                                                ============    ============

     The accompanying notes are an integral part of these statements.

                                       F6
                                    -  17 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      Years ended June 30, 2000 and 1999


                                   Common Stock          Additional     Retained
                             -------------------------     Paid-In      Earnings
                                Shares       Amount        Capital      (Deficit)       Total
                             -----------   -----------   -----------   -----------   -----------
Balance at June 30, 1998             100   $       100   $      -      $    74,007   $    74,107

Net earnings for the year           -             -             -            7,087         7,087
                             -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1999             100           100          -           81,094        81,194

Acquisition of assets of
  Mason Oil Company, Inc.    104,490,404       104,391          -         (104,391)         -

Stock issued for cash         16,000,000        16,000     2,607,750          -        2,623,750

Stock issued for services        650,000           650        80,600          -           81,250

Stock options granted               -             -          567,611          -          567,611

Net loss for the year               -             -             -       (1,897,648)   (1,897,648)
                             -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2000     121,140,504   $   121,141   $ 3,255,961   $(1,920,945)  $ 1,456,157
                             ===========   ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of these statements.

                                       F7
                                    -  18 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended June 30, 2000 and 1999


                                                    2000            1999
                                                ------------    ------------
Net earnings (loss)                             $ (1,897,648)   $      7,087

Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities
     Depreciation and amortization                   123,871          32,663
     Loss on impairment of goodwill                  494,302            -
     Stock option expense                            172,397            -
     Stock issued for services                        81,250            -
     (Increase) decrease in assets and
       increase (decrease) in liabilities
          Receivables                               (600,870)       (157,494)
          Other receivables                          (48,732)         (1,268)
          Inventories                               (270,397)        (48,339)
          Other current assets                       (15,316)          4,755
          Deposits                                   (43,777)           -
          Accounts payable                           280,828         118,266
          Accrued expenses                           184,344          13,785
          Income taxes payable                       (26,843)          2,007
          Other current liabilities                  (17,553)           -
                                                ------------    ------------
               Total adjustments                     313,504         (35,625)
                                                ------------    ------------

               Net cash used in operating
                 activities                       (1,584,144)        (28,538)

Cash flows from investing activities
     Capital expenditures                           (171,985)         (4,023)
     Purchase of certificates of deposit            (357,980)           -
     Purchase of K.W. Leisure Limited               (320,000)           -
     Purchase of Multipage, Inc.                     (50,423)           -
                                                ------------    ------------

               Net cash used in investing
                 activities                         (900,388)         (4,023)
                                                ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of common stock        2,623,750            -
     Principal payments under capital
       lease obligations                            (112,949)         (7,250)
     Principal payments on long-term debt               -             (2,030)
                                                ------------    ------------

               Net cash provided by (used in)
                 financing activities              2,510,801          (9,280)
                                                ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                    26,269         (41,841)

Cash and cash equivalents at beginning of year        56,318          98,159
                                                ------------    ------------

Cash and cash equivalents at end of year        $     82,587    $     56,318
                                                ============    ============

     The accompanying notes are an integral part of these statements.

                                       F8
                                    -  19 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                      Years ended June 30, 2000 and 1999

Supplemental schedule of non-cash investing and financing activities and certain cash flow information:

     The following table summarizes the non-cash investing and financing activities for the year ended June 30, 2000. There were no significant non-cash investing or financing activities for the year ended June 30, 1999.

                                                    2000            1999
                                                ------------    ------------
   ACQUISITIONS

        Purchase of Multi-Page assets           $    550,000            -
                                                ============    ============

        Purchase of K.W. Machines, Ltd. assets  $    640,000            -
             Less cash paid at closing               320,000            -
                                                ------------    ------------

                                                $    320,000            -
                                                ============    ============

   CAPITAL LEASES ENTERED INTO                  $    801,727            -
                                                ============    ============

   STOCK OPTIONS GRANTED                        $    567,611            -
                                                ============    ============

   STOCK ISSUED FOR SERVICES                    $     81,250            -
                                                ============    ============


   Supplemental cash flow information:
        Interest paid                           $     43,440    $      4,094
        Income taxes paid                       $      1,968    $       -

     The accompanying notes are an integral part of these statements.

                                       F9
                                    -  20 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Brandmakers, Inc. (the Company) was incorporated in 1980 as a Utah based corporation consisting of four technology-based divisions with a focus on games and vending, Internet application development, wireless communications and New Media. Gamosity, the games and vending division, focuses on computerized games and vending machine manufacturing and distribution; MailStart engages in Internet application development and offers free gateway e-mail service as well as its WebBox application; Zoom Communications manufactures, services, and distributes wireless on-site and wide-area paging systems; and Splash Studios, produces New Media and Graphic Design projects. The Company grants normal trade credit to its customers who are located principally in the United States and Europe.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     A summary of the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements follows.

     1.          PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Brandmakers, Inc. and its wholly-owned subsidiary, K.W. Leisure Ltd. All significant intercompany accounts have been eliminated.

     2.          BUSINESS COMBINATIONS

                 MASON OIL COMPANY, INC.

     On October 22, 1999, Mason Oil Company, Inc. (Mason Oil) acquired substantially all of the assets and operations of Brandmakers, Inc. by issuance of 89,000,000 restricted shares of common stock to Brandmakers, Inc. shareholders. Simultaneous with the transaction, the old board of directors of Mason Oil approved the issuance of 4,600,000 shares of the common stock to two officers pursuant to an Executive Stock Plan (the Plan). Mason Oil issued the stock under the Plan in compensation for services rendered. To implement this acquisition of assets, Mason Oil did a spin-off of all assets connected with its prior business to certain of its former officers and shareholders. The Company subsequently changed its name to Brandmakers, Inc.

     For accounting purposes, the acquisition has been treated as a reverse acquisition and as a recapitalization of Brandmakers, Inc. The historical financial statements prior to October 22, 1999 are those of Brandmakers, Inc. Pro forma information giving effect to the acquisition as if the acquisition took place on July 1, 1999 has not been presented, as it would show the same information as already presented due to the accounting treatment indicated.

                                      F10
                                    -  21 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     2.          BUSINESS COMBINATIONS - CONTINUED

                 ASSET ACQUISITIONS

     During February 2000, the Company acquired certain assets of Multi-Page Communications, LLC, in foreclosure, from certain individuals. The assets included inventories and fixed assets. The assets were acquired for approximately $600,000 to be paid in cash or Company stock (at the Company's option), ten months from the date of acquisition. The purchase price has been discounted to approximately $550,000 using an interest rate of 8%.

     During March 2000, the Company acquired certain assets from K.W. Machines, Ltd., a British concern, for approximately $640,000, with $320,000 being paid at closing and the remaining $320,000 being due in September 2000. The assets consisted of inventories and fixed assets.

     These acquisitions have been treated as asset acquisitions with the purchase price being allocated to the fair market values of the related assets, with any excess allocated to goodwill as follows:

                     Multi-Page Communications     K.W. Machines, Ltd.
                     -------------------------     -------------------
     Inventories             $ 160,000                  $ 104,000
     Fixed assets              106,000                     48,000
     Goodwill                  284,000                    488,000
                             ---------                  ---------
                             $ 550,000                  $ 640,000
                             =========                  =========

     Subsequent to the acquisition of the Multi-Page Communications assets, it was determined that the inventories did not have any significant ongoing value. Due to continued losses by this division subsequent to the acquisition, the Company determined that there had been an impairment loss related to this acquisition. As a result, the Company recognized an impairment loss of approximately $494,000, related primarily to the original inventory and goodwill amounts during the year ended June 30, 2000.

     3.          REVENUE RECOGNITION

     The Company recognizes revenue on products sold at the time of shipment. Revenue for services provided are recognized when the actual services have been performed.

     4.          FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the period. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation differences, if material, are recognized as a component of shareholders' equity and comprehensive income. The resulting translation differences for the year ended June 30, 2000 were not significant.

                                      F11
                                    -  22 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     5.          ACCOUNTS RECEIVABLE

     The Company provides for doubtful accounts equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables.

     6.          INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The components of inventories at December 31, 2000 and 1999 are as follows:
                                       2000         1999
                                    ----------   ----------
               Raw materials        $  162,379   $   35,565
               Work in progress         50,863         -
               Finished goods          234,829       38,589
                                    ----------   ----------

                                    $  448,071   $   74,154
                                    ==========   ==========

     7.          PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives by straight-line and accelerated methods. The equipment under capital leases is being amortized over the term of the leases.

     The components of property and equipment as of June 30, 2000 and 1999 are as follows:
                                     Estimated
Class of Asset                  Useful Life (years)      2000         1999
-----------------------------   -------------------   ----------   ----------
Equipment                              3 - 7          $1,167,193   $  122,939
Furniture and fixtures                   7                55,729        8,171
Leasehold improvements                  39                35,900         -
                                                      ----------   ----------
                                                       1,258,822      131,110
Less accumulated depreciation
  and amortization                                       164,521       53,080
                                                      ----------   ----------

                                                      $1,094,301   $   78,030
                                                      ==========   ==========

                                      F12
                                    -  23 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.          INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes, which requires the liability method for computing deferred income taxes.

     The Company files its corporate tax returns separately from its wholly-owned U.K. subsidiary. The Company has a net operating loss for financial reporting purposes of approximately $1,900,000 at June 30, 2000. The net operating loss carryforward for income tax purposes is approximately $1,110,000 at June 30, 2000. The net operating loss carryforward may be utilized in offsetting taxable income generated and expires in 2020.

     SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. The components of the net deferred tax accounts as of June 30, 2000 are as follows. There were no significant deferred tax balances at June 30, 1999.

                                                     2000
                                                  ----------
               Compensation - related accounts    $  104,000
               Impairment loss                       198,000
               Other accruals and receivables         10,000
               Net operating loss carryforward       444,000
                                                  ----------

                    Deferred tax asset - net         756,000

                    Valuation allowance             (756,000)
                                                  ----------

                                                  $        0
                                                  ==========

     9.          FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards Number 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain items, including receivables, payables, and debt. The Company believes that the amounts disclosed for such amounts within the balance sheets do not differ significantly from fair value as defined in SFAS 107.

                                      F13
                                    -  24 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     10.     CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the number of customers comprising the Company's customer base and the segments in which its customers operate. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

     11.     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. The Company periodically reviews projected undiscounted cash flows of the underlying long-lived asset to determine if the assets are impaired. If there is an indication of impairment, the Company records a valuation allowance against the applicable long-lived assets.

     During the year ended June 30, 2000, the Company determined that impairment loss had occurred related to its investment in certain Multi-Page assets, as described in Note A-2, and a loss of approximately $494,000 was recognized.

     12.     INTEREST

     Interest costs are charged to operations as incurred.

     13.     ADVERTISING COSTS

     Advertising costs are charged to operations as incurred.

     14.     EARNINGS PER SHARE

     Basic earnings per share are computed based upon net earnings (loss) and the weighted average number of shares outstanding. Diluted earnings (loss) per share reflect the assumed issuance of common shares under the Company's stock option plan. The computation of diluted earnings per share does not assume exercise of securities that would have an antidilutive effect on earnings per share.

     15.     OTHER COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income was insignificant for the years ended June 30, 2000 and 1999.

                                      F14
                                    -  25 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     16.     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     17.     RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the year ended June 30, 1999 to be consistent with the classifications used for the year ended June 30, 2000.


NOTE B - CREDIT FACILITY

     The Company has an accounts receivable agreement with a financial institution whereby the financial institution will advance the Company up to $1,000,000 on its qualified receivables. The credit facility bears interest at the prime rate plus 1.5%. (The prime rate at June 30, 2000 was 9.5%.) Additionally, the credit facility carries a service fee of 1.5% per month for the first 30 days and an additional .5% for each 15 days thereafter. There is a minimum monthly fee of $3,750 during the 12-month term of the agreement.
The agreement is secured by accounts receivable and the guarantee of certain officers of the Company. There were no advances on the agreement at June 30, 2000.


NOTE C - NOTES PAYABLE

     Notes payable consist of the following as of June 30, 2000:
Note payable to certain individuals related to the purchase
of the Multi-Page assets. The Company has the option of
satisfying the $600,000 purchase price by issuing shares
on January 1, 2001 in an amount sufficient to cover the
purchase price or by paying cash in this amount. The
liability for this obligation has been discounted using an
8% interest rate. The Company has escrowed 2,000,000
shares of its common stock for this agreement.                        $600,000

Discount                                                               (45,416)
                                                                      --------
                                                                       554,584

Note payable to a British concern in conjunction with the
purchase of the K.W. Leisure, Ltd. assets. The Company is
obligated to pay the seller 200,000 Pounds Sterling on
September 1, 2000. The Company was in default on
payment of this note as of September 26, 2000.                         320,000

Other notes                                                             13,752
                                                                      --------

                                                                      $888,336
                                                                      ========

                                      F15
                                    -  26 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE D - COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases its operating facilities under noncancelable operating lease agreements expiring at varying dates through March 2005. The Company also leases a certain operating facility under a cancelable lease agreement. Total rent pursuant to cancelable and noncancelable leases was approximately $149,000 and $65,000 for the years ended June 30, 2000 and 1999, respectively.

     The Company also leases certain equipment which has been capitalized in accordance with Statement of Financial Accounting Standards Number 13 (SFAS 13)
at June 30, 2000 as follows:
                                                    2000
                                                  --------
          Equipment under capital leases          $900,065
          Less accumulated amortization            88,744
                                                  --------

                                                  $811,321

     The following is a schedule of future minimum rental payments under the noncancelable operating lease agreements and the future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2000:
     Year ending June 30,                  Capital Leases     Operating Leases
             ----                             --------            --------
             2001                             $374,194            $197,312
             2002                              320,653             197,028
             2003                              150,496             177,912
             2004                                 -                137,461
             2005                                 -                 78,668
                                              --------            --------

     Total minimum payments                   $845,343            $788,381
                                                                  ========

       Less amounts representing interest      131,450

     Present value of minimum lease payments   713,893

       Less current portion                    291,531
                                              --------

                                              $422,362
                                              ========

     Certain of the capital leases have been personally guaranteed by certain directors and officers and stockholders of the Company. Additionally, the Company has secured certain capital leases with a certificate of deposit in the approximate amount of $358,000.

                                      F16
                                    -  27 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE D - COMMITMENTS AND CONTINGENCIES - CONTINUED

     EMPLOYMENT AGREEMENTS

     During the current year, the Company signed employment agreements with certain of the Company's officers which expire at various dates through February 2003. The agreements require payment of certain minimum compensation levels to the officers upon termination. The future minimum compensation payments under these agreements are as follows:

               Year ending June 30,
                       ----
                       2001                $  481,750
                       2002                   662,083
                       2003                   249,167
                                           ----------

                                           $1,393,000
                                           ==========

     OTHER

     The Company from time to time has cash deposits which fluctuate in excess of the insured limitation of the Federal Deposit Insurance Corporation. If the financial institution was not to honor their contractual liability, the Company could incur losses. Management is of the opinion that there is no risk due to the financial strength of this institution.

     From time to time, the Company may have asserted and unasserted claims arising in the normal course of business. The Company does not expect losses, if any, arising from these asserted and unasserted claims to have a material effect on the financial statements.


NOTE E - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit-Sharing Plan (the Plan) covering substantially all employees. The Plan is funded through discretionary employee contributions and allows the Company to make additional contributions at the discretion of the Board of Directors. There were no discretionary contributions for the years ended June 30, 2000 and 1999. Annual contributions are limited to the amount deductible under the applicable federal income tax provisions.

                                      F17
                                    -  28 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE F - STOCK COMPENSATION PLANS

     During the year ended June 30, 2000, the Company adopted a stock-based compensation plan under which certain employees receive stock options. The vesting periods range from immediate vesting to vesting over a 3 to 4-year period. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation," and as permitted under SFAS No. 25 and related interpretation in accounting for its plan. Compensation expense recorded under APB No. 25 was approximately $172,000 for the year ended
June 30, 2000. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plan, net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2000:

          NET LOSS
               As reported           $(1,897,648)
               Pro forma             $(1,845,537)

          LOSS PER SHARE - BASIC
               As reported           $     (.17)
               Pro forma             $     (.17)

          LOSS PER SHARE - DILUTED
               As reported           $     (.17)
               Pro forma             $     (.17)

     The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

          Weighted Average Assumptions
          ----------------------------
               Dividend yield                            0%
               Expected volatility of Company stock     50%
               Risk-free interest rate                   6%
               Expected holding period (in years)     3 years

     Presented below is a summary of the status of the Company stock options and related transactions for the year ended June 30, 2000.
                                                             Weighted
                                                              Average
                                               Shares     Exercise Price
                                             ----------       ------
     Options outstanding at June 30, 1999          -          $ -
     Options granted                          3,908,383         .11
     Options exercised                             -            -
                                             ----------       ------

     Options outstanding at June 30, 2000     3,908,383       $ .11
                                             ==========       ======

                                      F18
                                    -  29 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE F - STOCK COMPENSATION PLANS - CONTINUED

     The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the year ended June 30, 2000 was approximately $396,000.

     The following table summarized the status of stock options outstanding and exercisable at June 30, 2000:
                               Stock Options Outstanding   Stock Options Exercisable
                               -------------------------    -----------------------
                                 Weighted
                                 Average       Weighted                   Weighted
                                Remaining      Average                    Average
   Range of                    Contractual     Exercise                   Exercise
Exercise Prices     Shares     Life (Years)      Price        Shares        Price
---------------   ----------   ------------   ----------    ----------   ----------
                                    No
 $.01 to $.017     2,900,050    Expiration      $0.015       1,127,788     $0.013

                                    No
 $.25 to $.50      1,008,333    Expiration      $0.374          91,666     $0.330
                  ----------                                ----------

                   3,908,383                                 1,219,454
                  ==========                                ==========

NOTE G - COMPANY STOCK

     During the year ended June 30, 2000, the Company raised approximately $2,515,000 through the sale of 16,000,000 shares of its common stock in private offerings. In conjunction with these offerings the Company issued warrants for 6,000,000 shares of company stock at prices ranging from $.50 to $.75 per share. The warrants are callable in three years at prices ranging from $1.00 to $1.25.

     The Company has also issued 50,000 warrants for its common stock to a supplier at $.75, which expire in five years.


NOTE H - OPERATING SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", beginning with the year ended
June 30, 2000. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

     The Company has four reportable operating segments: Games and vending focuses on computerized games and vending machine manufacturing and distribution. Internet application development engages in internet application development and offers free gateway e-mail service as well as its WebBox application. Wireless communications manufactures, services, and distributes wireless on-site and wide-area paging systems. New Media is engaged in the creation of graphic design projects.

                                      F19
                                    -  30 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE H - OPERATING SEGMENTS - CONTINUED

     The four reportable operating segments are strategic market units that offer distinct products and services. These segments have been determined based upon the customers and markets served by the Company. Each segment is managed separately due to the different required technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and intersegment profit, if any, has been eliminated in consolidation.

     Performance measurement and resource allocation for the reportable segments are based on various factors, including earnings (loss) before taxes.

     The Company has allocated the cost of shared services based upon usage and factors that are activity based in nature. The accounting policies for the separate reportable segments are the same as those described for the Company.

     Reportable Segments
     ----------------------

Year ended June 30, 2000
<CAPTION
                                 Games &       Internet      Wireless        New      Consolidated
                                 Vending     Application  Communication     Media       Corporate      Totals
                               -----------   -----------   -----------   -----------   -----------   -----------
Revenues                       $   725,385   $   161,393   $ 2,344,181   $   148,516   $    15,151   $ 3,394,626
Depreciation
  & amortization                    10,985        82,570         9,748           902        19,666       123,871
Earnings (loss) before taxes      (475,581)     (381,115)     (740,021)     (300,931)         -       (1,897,648)
Assets                             988,451     1,161,966       838,745        36,852       735,583     3,761,597
Capital expenditures
  (including capital leases)        36,046       861,373       144,184         4,660        35,900     1,082,163

     Geographic Information
     ----------------------

Year ended June 30, 2000
<CAPTION
                                Revenues    Long-Lived Assets
                               ----------      ----------
          United States        $3,005,701      $1,860,226
          United Kingdom          388,925         523,267
                               ----------      ----------

               Total           $3,394,626      $2,383,493

     Concentrations
     ----------------------

     The Company does not have any individual customers which represent greater than 10% of total sales. The Company does have a vendor that accounts for a substantial portion of its product purchased for the wireless communication segment. The Company believes that a loss of this source of materials could have a material and adverse impact on operating results.

                                      F20
                                    -  31 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2000 and 1999


NOTE I - COMPANY OPERATIONS AND SUBSEQUENT EVENT

     The Company experienced a net loss of approximately $1,898,000 for the year ended June 30, 2000 and has working capital deficit of approximately $505,000 at June 30, 2000. Additionally, the Company has experienced continued losses subsequent to June 30, 2000. The consolidated balance sheet at June 30, 2000 does not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is in the process of seeking additional capital and/or financing, while working to bring the Company's operations to a point of profitability and positive cash flows through increased sales and management of operating expenses.

     On August 18, 2000 certain shareholders of the Company entered into an agreement with World Sales & Merchandising, Inc. (WSMI) whereby WSMI would acquire 89,000,000 shares of the capital stock of Brandmakers, Inc. in exchange for 1,200,000 shares of common stock of Bee-Trade.com, Inc. held by WSMI valued at $32 per share. The total value of the proposed transaction is approximately $38,400,000.

     Concurrent with the proposed transaction with WSMI, WSMI has agreed to fund a bridge loan in the amount of $1,000,000, with the timing and terms of funding yet to be determined. Brandmakers, Inc. will secure the bridge loan with 6,250,000 common shares of the Company.

     The Company believes that the proposed transaction, upon its consummation, would provide the Company with the liquidity and business connections that it will require as it works to bring the Company's operations to a point of profitability and positive cash flows. The transactions are subject to normal "due diligence" procedures by the parties.

                                      F21
                                    -  32 -
===============================================================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As reported in Form 8-K filed May 23, 2000, the Company changed certifying accountants to Bearden & Smith, P.C., 1776 Old Spring Lane, Atlanta, GA 30338. This change was desired to accommodate the geographical headquarter move from Colorado to Georgia after the Mason Oil transaction. Brandmakers desired a firm in the Atlanta area.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's directors and executive officers are as follows:

Geoff Williams, Age 55, Director and Chief Executive Officer
     Mr. Williams has been Chief Executive Officer of Brandmakers since its founding in 1992. Mr. Williams has been operating his own company since 1983, when he started G.W. Leisure, Ltd. At the time of this last acquisition, Mr. Williams was Chief Executive Officer of Greyhound UK. Mr. Williams next formed Imperial Resources Inc. to allow his company to expand in the overseas marker. In 1990, he developed "Clown A Round" and "Beat the Pro" leisure games for Star Manufacturing, USA. Mr. Williams moved to Atlanta, Georgia from England in September 1991, while still employed by Star Manufacturing as head of new products. Mr. Williams has been a Fellow of the Import & Export Trade since 1987.

Joy Williams, Age 43, Director and Secretary
     Ms. Williams has been with Brandmakers since its inception. She served as accountant for seven years with Brandmakers. Prior to becoming associated with Brandmakers, Ms. Williams was assistant to the Chief Financial Officer of a theatrical agent for three years, a partner in charge of all bookkeeping and payroll for an Italian Restaurant and a partner in several pubs in England with duties that included staff management and administration. She is the spouse of Geoff Williams. Ms. Williams resigned as a board member on September 15, 2000.

Robert Palmquist, Age 68, Director
     Mr. Palmquist is a graduate of the University of Nebraska with a degree in Business Administration and graduate work in economics and finance.
Mr. Palmquist has been with Brandmakers since 1995. Prior to his service with Brandmakers, he served as Executive Director of a charitable organization, president of Personal Investment Company (a real estate investment firm), President of Professional Management Enterprises, and Vice President of the national securities firm Hayden Stone, Inc. Mr. Palmquist resigned as a board member on September 15, 2000.

                                    -  33 -
===============================================================================

Richard Deleguardia, Age 53, Director
     Mr. Delguardia is President of WSMI. Mr. Deleguardia's experience includes more than 25 years as a Senior Marketing Executive with national advertising agencies and prominent client companies. His agency experience includes managing and directing marketing activities for companies such as McDonalds, Ford Motor Company, American Home Products, Financial Corporation of America, Olin Chemical Corporation, Citibank, Pepsico, Ralston Purina and General Motors. Mr. Deleguardia has also served as Vice President, Marketing at Pepsico's food service division and as Executive Vice President, Sales & Marketing at Spectacor, where his responsibilities included the Philadelphia Flyers Hockey Club, the First Union Center and the Spectrum. Mr. Deleguardia joined the Brandmakers' board of directors on September 15, 2000.

Brian Zufelt, Age 45, Director
     Mr. Zufelt is Vice President, Business Development of WSMI.  He brings
20 years experience in Personal Financial Planning and Life Agency Management to the company. While most of his career has been with The Canada Life Assurance Company, he spent several years as a broker working with all of the major Canadian insurers, serving the financial needs of his clients. In order to become an accredited Estate Planning advisor, Mr. Zufelt spent a number of years building his client base and qualifying for several professional designations. Following 10 years of building a professional practice, he moved into Life Agency management. While maintaining his practice, he developed and managed several sales units and an agency. Agency Management included recruitment and training, day to day supervision of several staff and professional development of a number of established advisors. Mr. Zufelt joined the Brandmakers' board of directors on September 15, 2000.

Hank W. Cleare, Age 32, President and Chief Operating Officer
     Since 1999, Mr. Cleare has served as President and Chief Operating Officer of Brandmakers, Inc. From 1997 through 1999, Mr. Cleare served as Senior Vice President of Professional Services for BISYS Group, Inc. BISYS supports more than 9,500 financial institutions by integrating technology with growth-enabling business solutions. From 1991 through 1997, he worked with the Federal Reserve Bank in the Department of Supervision and Regulation as a Lead Examiner of commercial banks, bank holding companies, trust departments and securities firms. Mr. Cleare received a Bachelor of Science in Business Administration in Finance with Honors from the University of Florida in 1990.

Chuck Massey, Age 44, Chief Financial Officer
     Mr. Massey has served as CFO since March 2000. He is a CPA and holds a Bachelor of Business Administration from North Georgia College and a masters degree in Industrial Management from Georgia Tech. Mr. Massey has over twenty years experience in accounting and information technology positions. Immediately prior to his Brandmakers position, Mr. Massey was Corporate Controller for Pacesetter Steel Service. From 1990 to 1998, he was employed in various financial and accounting positions at Alcoa. Mr. Massey has resigned effective October 13, 2000 to pursue other interests.

     All directors serve until the next annual meeting of shareholders, and until their successors are duly elected and qualified. None of the current directors of the Company serves as a director of any other reporting company.

                                    -  34 -
===============================================================================

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

     Based solely upon its review of copies of such forms or "no filings required letters" received by it, the Company believes that during the fiscal year ended June 30, 2000, all reports were filed on a timely basis.


Item 10.  Executive Compensation

     Set forth below is a Summary Compensation Table, showing the various elements of compensation earned during the last completed fiscal year and during the previous two years for directors and the company president. No other executive officer received compensation exceeding $100,000 during the fiscal year ended June 30, 2000.
                                      Other     Restr-   Securities             All
Name and                             Annual     icted    Underlying            Other
Principal    Fiscal                  Compen-    Stock     Options/   LTIP     Compens-
Position      Year   Salary  Bonus   sation     Awards      SARs    Payouts    ation
------------  ----  -------  ------  -------   ---------  --------  -------  ---------
CEO           2000  $92,765    -        -          -          -        -          -
Geoff         1999  $65,700    -        -          -          -        -          -
Williams      1998  $90,150    -        -          -          -        -          -

Director      2000  $27,925    -        -          -          -        -          -
Joy           1999  $25,650    -        -          -          -        -          -
Williams      1998  $     0    -        -          -          -        -          -

Director      2000  $44,351    -        -          -          -        -          -
Robert        1999  $     0    -        -          -          -        -          -
Palmquist     1998  $     0    -        -          -          -        -          -

President     2000  $65,528                                                  2,200,050
Hank          1999  $     0    -        -          -          -        -          -
Cleare        1998  $     0    -        -          -          -        -          -

                                    -  35 -
===============================================================================

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended
June 30, 2000.

                      OPTION GRANTS IN LAST FISCAL YEAR
                     (1999 Fiscal Year Individual Grants)
                           Individual Grants
                        -----------------------

                 Number of    Percentage of
                 Securities   Total Options
                 Underlying      Granted       Exercise of
                  Options     to Individuals    Base Price   Expiration
Name              Granted     in Fiscal Year    per Share       Date
--------------   ----------   --------------   -----------   ----------
Hank W. Cleare    2,200,050        56.3%          $0.017        none

Item 11.  Security Ownership of Certain Beneficial Owners and Management

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

                                                         Percent
                                         Number of     Beneficially
Beneficial Owners                         Shares          Owned
-------------------------------------    ----------    ------------
Geoff Williams (Director and Officer)    25,410,454       20.6%
4931 Bill Cheek Road
Auburn, GA  30011

Joy Williams (Director)                  25,410,454       20.6%
4931 Bill Cheek Road
Auburn, GA  30011

Robert Palmquist (Director)              20,780,317       16.9%
P.O. Box 278118
Sacramento, CA  95827

Hank W. Cleare (Officer)                    880,014        0.1%
2389 Deer Ridge Drive
Stone Mountain, GA  30087

All Executive Officers and Directors     72,536,239       58.9%
as a group - Total

                                    -  36 -
===============================================================================

Item 12.  Certain Relationships and Related Transactions

      To the knowledge of management, the Company was not involved in any transaction and is not currently involved in any proposed transaction, in which the Company or any of its subsidiaries was or is to be a party, in which any of its directors, officers, nominees for election as directors, security holders or immediate family member of any of the parties mentioned above, have a direct or indirect material interest, other than transactions involving employment.

     Section 16(a) Beneficial Ownership Reporting Compliance
Each of Hank Cleare and Chuck Massey were late in filing a Form 3 following their promotion to executive officers of the Company.


Item 13.  Exhibits and Reports on Form 8-K

                                    -  37 -
===============================================================================

                                  SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDMAKERS, INC


/s/ Geoff Williams          Chief Executive Officer            October 9, 2000
------------------          and Director                       ---------------
    Geoff Williams

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                            DATE


/s/ Geoff Williams          Chief Executive Officer            October 9, 2000
------------------          and Director                       ---------------
    Geoff Williams

                                    -  38 -
===============================================================================