Form 10QSB
period 2000-09-30
BRANDMAKERS INC
filed 2000-11-29
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from         to

                        Commission file number 0-28184

                              BRANDMAKERS, INC.
                              -----------------
      (Exact name of small business issuer as specified in its charter)

                 Utah                                 37-1099747
              ----------                              ----------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

             1325 Capital Circle, NW Lawrenceville, Georgia 30043
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (770) 338-1958
                                --------------
                         (Issuer's telephone number)

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of November 6, 2000.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                   For the Quarter Ended September 30, 2000

                                    INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION PAGE

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000
              and September 30, 2000 . . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Statement of Operations for
              the three Months ended September 1999 and 2000 . . . . .   4

           Condensed Consolidated Statements of Cash Flows for
              the three months ended September 1999 and 2000 . . . . .   5

           Notes to Consolidated Financial Statements  . . . . . . . .   6

   Item 2 -

      Management's Discussion and Analysis . . . . . . . . . . . . . .   7


PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   8
   Item 2  Changes in Securities and Use of Proceeds . . . . . . . . .   8
   Item 3  Default Upon Senior Securities  . . . . . . . . . . . . . .   8
   Item 4  Submission of Matters to a Vote of Security Holders . . . .   8
   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . .   8
   Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                                 September 30,
                                                      June 30,       2000
                                                        2000      (unaudited)
                                                    -----------   -----------
                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    82,587   $    69,374
  Accounts receivable, trade
     (less allowance of $25,000)                        828,607       521,310
  Inventory                                             448,071       543,623
  Other current assets                                   18,839        16,115
                                                    -----------   -----------
         Total current assets                         1,378,104     1,150,422

PROPERTY AND EQUIPMENT - AT COST
  Furniture, fixtures and equipment                   1,258,822     1,256,902
                                                    -----------   -----------
                                                      1,258,822     1,256,902
  Less accumulated depreciation                         164,521       220,308
                                                    -----------   -----------
                                                      1,094,301     1,036,594

OTHER ASSETS
  Pledged certificates of deposit                       357,980       357,980
  Deferred stock options                                395,214       395,214
  Goodwill                                              480,755       488,644
  Deposits                                               55,243        69,785
                                                    -----------   -----------
                                                      1,289,192     1,311,623
                                                    -----------   -----------
                                                    $ 3,761,597   $ 3,498,638
                                                    ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                     $   888,336   $ 1,089,066
  Accounts payable                                      452,697       751,076
  Accrued expenses                                      250,514       138,538
  Current maturities of capital leases                  291,531       284,285
                                                    -----------   -----------
        Total current liabilities                     1,883,078     2,262,965

CAPITAL LEASES, less current maturities                 422,362       376,949

STOCKHOLDERS' EQUITY
  Common stock- authorized 200,000,000 shares
     of no par value; issued 121,140,504 shares
     at September and June 2000                         121,141       121,141
  Additional paid-in capital                          3,255,961     3,255,961
  Retained earnings (deficit)                        (1,920,945)   (2,518,377)
                                                    -----------   -----------
                                                      1,456,157       858,725
                                                    -----------   -----------
                                                    $ 3,761,597   $ 3,498,638
                                                    ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                          September 30,
                                                       1999           2000
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Revenues                                           $    371,605   $  1,172,604

Cost of goods sold                                      206,649        744,753
                                                   ------------   ------------
     Gross profit                                       164,956        427,851

Operating Expenses
     Salaries and wages                                 161,244        396,882
     Rent                                                14,322         76,676
     Advertising and promotion                              449         14,871
     Depreciation and amortization                        6,500         64,694
     Research and development                                 0         62,037
     Other operating expenses                            33,494        346,426
                                                   ------------   ------------
                                                        216,009        961,587
                                                   ------------   ------------

          Operating loss                                (51,053)      (533,736)

Other income (expense)
     Interest expense                                    (1,772)       (63,696)
                                                   ------------   ------------
                                                         (1,772)       (63,696)
                                                   ------------   ------------

     Loss before taxes                                  (52,825)      (597,432)

Income taxes (benefit)
                                                   ------------   ------------
     NET LOSS                                      $    (52,825)  $   (597,432)
                                                   ============   ============

Per share information:
     Basic                                         $     (0.00)   $     (0.00)
                                                   ============   ============
     Diluted                                       $     (0.00)   $     (0.00)
                                                   ============   ============

Average number of shares outstanding:
     Basic                                          104,490,504    121,140,504
                                                   ============   ============
     Diluted                                        104,490,504    121,768,218
                                                   ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                          September 30,
                                                       1999           2000
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $    (52,825)  $   (597,432)

Adjustments to reconcile net loss
  to net cash used in operating activities
     Depreciation and amortization                        6,500         64,694
     (Increase) decrease in assets and
     increase (decrease) in liabilities
        Accounts receivable                              17,319        307,297
        Inventories                                      25,901        (95,552)
        Other current assets                              4,169          2,724
        Accounts payable                                (56,995)       298,379
        Accrued expenses                                (68,447)      (111,976)
                                                   ------------   ------------
     Net cash used in operating activities             (124,378)      (131,865)

Cash flows used in investing activities
     Capital expenditures                              (13,237)              0
     (Increase) decrease in Deposits                       985         (14,542)
     Other changes in long term assets                       0         (14,877)
                                                   ------------   ------------
                                                       (12,252)        (29,419)

Cash flows provided by financing activities
     Reductions in long-term debt and capital leases       (288)       (52,659)
     Proceeds from sale of stock                        109,000              0
     Advances on notes payable                                0        200,730
                                                   ------------   ------------
                                                        108,712        148,071

                                                   ------------   ------------
Net decrease in cash and
     cash equivalents                                   (27,918)       (13,213)
                                                   ------------   ------------
Cash and cash equivalents at beginning
     of the period                                       56,318         82,587
                                                   ------------   ------------
Cash and cash equivalents at end
     of the period                                 $     28,400   $     69,374
                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND CERTAIN CASH FLOW INFORMATION:

The Company's noncash investing and financing activities for the three month period ended September 30, 2000 are as follows:

     There were no significant noncash investing and financing activities for the three month period ended September 30, 2000.

                                     - 5 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The summary of Brandmakers Inc.'s (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 2000.

The accompanying unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has and continues to suffer from significant losses and has a negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in the management discussion and analysis. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 AND 1999

     Revenue increased 317% to $1,172,604 for the three months ended
September 30, 2000 from $371,605 for the comparable 1999 period. This increase in revenues was largely achieved through the acquisition of Multi-Page Communications. The Company experienced a net loss of $597,432 for the three months ended September 30, 2000 in comparison to a net loss of $52,825 for the same period in 1999. The Company attributes much of this cash drain to its investment in infrastructure, consisting of its absorption of three acquisitions, namely Splash Media, KW Machines and KW Leisure of England, and the Multi-Page Communications business. As a consequence, payroll increased 246% over the previous period with the addition of new employees.


                                     - 6 -
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $131,865 and $124,378 for the three months ended September 30, 2000 and 1999, respectively. This deficit was largely the product of a ramp-up in sales and the resulting need to support this increasing level of business with a higher investment in inventories, coupled with increasing accounts receivable and additional marketing expenditures. The Games and Vending division was responsible for most sales during the 1999 period but a major change in direction for Gamosity (the present name for the former Games and Vending division) has resulted in low revenue on a temporary basis as the company progresses through this transition period. Sales from new lines of equipment are anticipated to replace and exceed the lost revenue from the former games product line.

     Cash used in investing activities - Consistent with management's plan to invest in infrastructure, the Company's net cash used in investing activities for the three months ended September 30, 2000 was a deficit of $29,419 as compared to net cash used in investing activities for the three months ended September 30, 1999 which was a deficit of $12,252.

     Cash flow from financing activities - The Company's net cash flow from financing activities during the three months ended September 30, 2000 increased by $148,071 from $108,712 during the three months ended September 30, 1999, due primarily to proceeds from advances on notes payable in 2000 versus a sale of stock in 1999.

     In spite of the significant investment in infrastructure which has already been made, the Company believes that additional capital expenditures will be required to meet the objectives set forth in the Company's business plan. Brandmakers is in need of funds to continue operations and is relying on an agreement with WSMI (see Recent Developments) to provide the necessary capital.

RECENT DEVELOPMENTS

     As of August, 2000 Brandmakers, Inc. announced that a preliminary agreement had been reached in a private transaction to sell controlling interest of the company to World Sales and Merchandising, Inc. (WSMI). Negotiations for a final definitive agreement are underway and both parties are confident that it will soon be concluded with appropriate changes. Robert Palmquist and Joy Williams resigned from The Board of Directors September 15, 2000 and were replaced by Richard Delaguardia and Brian Zufelt of WSMI. Chuck Massey, Chief Financial Officer and Hank Cleare, President and Chief Operations Officer, submitted their resignations I October, 2000 to pursue other business interests.


                                     - 7 -
-------------------------------------------------------------------------------

PART 2:  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         None

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None during the three months ended September 30, 2000.

Item 3:  Default upon Senior Securities

         None

Item 4:  Submission of matters to a vote of security holders.

         None.

Item 5:  Other Information

         None.

Item 6:  Exhibits and Reports on Form 8-K

         (a) None.

         (b) Exhibits incorporated herein by reference.

             1.  Forms 8-K filed during the last quarter.
                 The company filed an 8-K/A Amended Current Report on September 6, 2000 regarding a change in accounting firms.


                                     - 8 -
-------------------------------------------------------------------------------

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BRANDMAKERS, INC.
                                       -----------------
                                       (Registrant)
November 27, 2000                      By: /s/ Geoff Williams
-----------------                          ------------------
(Date)                                     Geoff Williams,
                                           Director & Chief Executive Officer