Form 10QSB
period 2000-12-31
BRANDMAKERS INC
filed 2001-02-15
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended December 31, 2000

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

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of February 14, 2001.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                   For the Quarter Ended December 31, 2000

                                    INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 2000    . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Statement of Operations for the
              three and six Months ended December 1999 and 2000  . . .   4

           Condensed Consolidated Statements of Cash Flows for
              the six months ended December 1999 and 2000  . . . . . .   5

           Notes to Consolidated Financial Statements  . . . . . . . .   6

   Item 2 -

      Management's Discussion and Analysis . . . . . . . . . . . . . .   7


PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   8
   Item 2  Changes in Securities and Use of Proceeds . . . . . . . . .   8
   Item 3  Default Upon Senior Securities  . . . . . . . . . . . . . .   8
   Item 4  Submission of Matters to a Vote of Security Holders . . . .   8
   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . .   8
   Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
                                                      June 30,       2000
                                                        2000      (unaudited)
                                                    -----------   -----------
CURRENT ASSETS
     Cash and cash equivalents                      $    82,587   $     1,263
     Accounts receivable, trade
       (less allowance of $25,000)                      828,607       348,998
     Inventory                                          448,071       523,802
     Other current assets                                18,839        36,288
                                                    -----------   -----------
          Total current assets                        1,378,104       910,352

PROPERTY AND EQUIPMENT - AT COST
     Furniture, fixtures and equipment                1,258,822     1,256,135
                                                    -----------   -----------
                                                      1,258,822     1,256,135
          Less accumulated depreciation                 164,521       274,916
                                                    -----------   -----------
                                                      1,094,301       981,219

OTHER ASSETS
     Pledged certificates of deposit                    357,980       357,980
     Deferred stock options                             395,214             0
     Goodwill                                           480,755             0
     Deposits                                            55,243        55,244
                                                    -----------   -----------
                                                      1,289,192       413,224
                                                    -----------   -----------
                                                    $ 3,761,597   $ 2,304,794
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes Payable                                  $   888,336   $ 1,007,262
     Accounts payable                                   452,697       799,053
     Accrued expenses                                   250,514        50,363
     Current maturities of capital leases               291,531       289,008
                                                    -----------   -----------
          Total current liabilities                   1,883,078     2,145,686

CAPITAL LEASES, less current maturities                 422,362       279,334

STOCKHOLDERS' EQUITY
     Common stock- authorized 200,000,000 shares
       of no par value; issued 121,140,504 shares
       at December and June 2000                        121,141       121,141
     Additional paid-in capital                       3,255,961     2,912,272
     Retained earnings (deficit)                     (1,920,945)   (3,153,639)
                                                    -----------   -----------
                                                      1,456,157      (120,226)
                                                    -----------   -----------
                                                    $ 3,761,597   $ 2,304,794
                                                    ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six Months Ended            Three Months Ended
                                                 December 31,                 December 31,
                                             1999           2000           1999           2000
                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                         ------------   ------------   ------------   ------------
Revenues                                 $    733,937   $  2,087,110   $    362,331   $    953,335

Cost of goods sold                            401,797      1,407,041        195,148        696,435
                                         ------------   ------------   ------------   ------------
     Gross profit                             332,140        680,069        167,183        256,900

Operating Expenses
     Salaries and wages                       319,449        532,065        173,607        161,202
     Rent                                      48,006         97,079         34,884         34,977
     Advertising and promotion                 20,220         16,292         19,771          1,421
     Depreciation and amortization             19,113        110,478          9,557         55,239
     Research and development                     708         68,831            416          6,794
     Other operating expenses                 124,869        305,893         66,248         33,419
                                         ------------   ------------   ------------   ------------
                                              532,365      1,130,638        304,483        293,052
                                         ------------   ------------   ------------   ------------
                  Operating loss             (200,225)      (450,569)      (137,300)       (36,152)

Other income (expense)
     Interest expense                          (5,012)       (99,690)        (6,784)       (35,994)
                                         ------------   ------------   ------------   ------------
                                               (5,012)       (99,690)        (6,784)       (35,994)
                                         ------------   ------------   ------------   ------------

     Loss before taxes                       (205,237)      (550,259)      (144,084)       (72,146)

                                         ------------   ------------   ------------   ------------
Income taxes (benefit)

     Loss from continuing operations         (205,237)      (550,259)      (144,084)       (72,146)

Discontinued operations:
     Loss from operations of
       K.W. Leisure, Ltd. Ltd.                     (0)      (682,679)            (0)      (563,360)
                                         ------------   ------------   ------------   ------------
     Net loss                               ($205,237)   ($1,232,938)     ($144,084)     ($635,506)
                                         ============   ============   ============   ============

Per share information:
     Basic
          Loss from continuing operations      ($0.00)        ($0.00)        ($0.00)        ($0.00)
          Loss from discontinued operations     (0.00)         (0.01)          0.00          (0.00)
                                         ------------   ------------   ------------   ------------
                                               ($0.00)        ($0.01)        ($0.00)        ($0.01)
                                         ============   ============   ============   ============
     Diluted
          Loss from continuing operations      ($0.00)        ($0.00)        ($0.00)        ($0.00)
          Loss from discontinued operations     (0.00)         (0.01)          0.00          (0.00)
                                         ------------   ------------   ------------   ------------
                                               ($0.00)        ($0.01)        ($0.00)        ($0.01)
                                         ============   ============   ============   ============

Average number of shares outstanding:
     Basic                                104,628,837    121,140,504    104,767,171    121,140,504
                                         ============   ============   ============   ============
     Diluted                              104,628,837    122,044,080    104,767,171    122,044,080
                                         ============   ============   ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                           December 31,
                                                       1999           2000
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $   (205,237)  $ (1,232,938)

Adjustments to reconcile net loss
  to net cash used in operating activities
     Depreciation and amortization                       19,113        130,009
     Stock option expense                                     0         51,525
     Write-off of K.W. Leisure Ltd. Goodwill                  0        486,729
     (Increase) decrease in assets and
     increase (decrease) in liabilities
        Accounts receivable                              83,656        479,609
        Inventories                                     (25,166)       (75,731)
        Other current assets                              1,268        (17,449)
        Accounts payable                                (71,310)       346,356
        Accrued expenses                                (50,004)      (207,930)
       Spin off accrual                                 (82,193)             0
       Income taxes payable                              (3,669)             0
                                                   ------------   ------------
       Net cash used in                                (333,542)       (39,821)
          operating activities

Cash flows used in investing activities
     Capital expenditures                                     0              0
     (Increase) decrease in Deposits                     (5,241)            (1)
     Other changes in long term assets                        0        (14,877)
                                                   ------------   ------------
                                                         (5,241)       (14,878)

Cash flows provided by financing activities
     Reductions in long-term debt and
       capital leases                                   (44,209)      (145,551)
     Proceeds from sale of stock                        316,500              0
     Advances on notes payable                                0        118,926
     Decrease in due to related parties                    (856)             0
     Increase in other liability                         47,500              0
                                                   ------------   ------------
                                                        318,935        (26,625)
                                                   ------------   ------------

Net decrease in cash and
     cash equivalents                                   (19,848)       (81,324)
                                                   ------------   ------------

Cash and cash equivalents at beginning
     of the period                                      111,021         82,587
                                                   ------------   ------------

Cash and cash equivalents at end
     of the period                                  $    91,173   $      1,263
                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND CERTAIN CASH FLOW INFORMATION:

The Company's noncash investing and financing activities for the six month period ended December 31, 2000 are as follows:

There were no significant noncash investing and financing activities for the six month period ended December 31, 2000.

                                     - 5 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of Brandmakers Inc.'s (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 2000.

The accompanying unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of results of operations, financial position, and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

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

From time to time, the Company may have asserted or unasserted claims arising in the normal course of business. The Company does not expect losses, if any, arising from these asserted or unasserted claims to have a material effect on the financial statements.

During December 2000, the Company made a decision to discontinue the operations of its United Kingdom operations of K.W. Leisure. The Company is seeking a manufacturer that would continue to produce the pusher machines under a license agreement. The operations of K.W. Leisure have been shown as discontinued operations, including the write-off of the remaining goodwill related to this segment in the approximate amount of $486,000. The revenues of the segment for the six-month period ended December 31, 2000 were approximately $40,000. The operations of the segment have ceased since the time of the Company's decision.

The remaining assets and liabilities of the segment are as follows, management expects that there will be further adjustment to these figures in the third quarter as further decisions as to the discontinued segment are made:

                    Current assets               $253,000
                    Property and equipment       $44,000
                    Current liabilities          $270,000

During January 2001, Brandmakers principal shareowners made a decision to terminate negotiations to sell a controlling interest in Brandmakers to World Sales & Merchandising, Inc (WSMI).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the wireless communication and internet industry at either the federal and state levels, competitive pressures in the wireless communication and internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy. However, due to the discontinued operations of K.W. Machines, and the resulting related write-off of goodwill in the amount of approximately $486,000, the loss for the three month period ending
December 31, 2001 was $635,506.

The following discussion of the Company's results of operations and financial conditions should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the Notes thereto appearing elsewhere in this Form 10-QSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER, 2000 AND 1999

Revenue increased 263% from $362,331 to $953,335 for the three months ended December 31, 2000 compared to December 31, 1999. The increase in revenues was primarily achieved by the ZOOM Communications Division. The company had a net loss of $144,084 for the period ended in 1999. However, due to discontinued operations of K.W. Machines, goodwill in the amount of $563,360 was written off increasing the total loss for the three months ending December 31, 2000 to $635,506.

For the six-month period ended December 31, 2000 revenue increased 284% from $733,937 to $2,087,110 compared to December 31, 1999. The company had a net loss of $205,237 for the period ended in 1999 and a net loss of $1,232,938 in 2000 due to increased operating expenses and a loss of $682,679 from the discontinued operations of K.W. Machines.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities - Net cash used in operating activities was a deficit of $39,821 for the six-months ended December 31, 2000 and a deficit of $333,542 for the same period in 1999. For the six months ended
December 31, 2000 accounts receivable decreased by $479,609 and accounts payable increased by $346,356 compared to June 30, 2000.

Cash Flow from Financing activities- The company's net cash flow from financing activities was a deficit of $26,625 for the six month period ended
December 31, 2000 versus positive cash flow of $318,935 for the same period in 1999. Proceeds from the sale of stock were zero in the six months ending December 31, 2000 versus $316,500 during the same period in 1999. Advances on notes payable were $118,926 from borrowing on credit in the 2000 period to none in the 1999 period. Reductions in capital leases were $145,551 in the six months ended December 31, 2000 versus $44, 209 in the 1999 period due to additional equipment for the Internet division in 2000.

Brandmakers continues to need funds to meet objectives set forth in the company's business plan with current concentration on the profitability of each division.



RECENT DEVELOPMENTS

The private transaction to sell controlling interest of Brandmakers, Inc. has been discontinued. The three principal shareowners were in agreement with a letter of intent by World Sales & Merchandising, Inc. (WSMI) based upon funding for Brandmakers, which never materialized.

Negotiations commenced in December 2000 to locate a manufacturer to produce the Pusher machine product line under a license agreement. See item one under Legal Proceedings for further detail. The operations of K.W. Machines have been discontinued.

Plans were formulated in late December 2000 to early January 2001 to commence a pay for use of unlimited access email service for $6 per year on WebBox. Implementation commenced on January 15, 2001, and we are pleased with the progress. MailStart usage is limited to once per week, and as of February 6, 2001, 24,000 have signed up for the WebBox service.


The WebBox email service has all of the features of MailStart, plus:

                       *  Address book
                       *  Calendar
                       *  File Storage
                       *  Bookmark Storage
                       *  Publishing

With WebBox, users may have up to five email accounts and can send and receive attachments.

The purchase of Multi-Page Communications on February 24, 2000 called for a settlement in cash or stock in January, 2001. Settlement negotiations are underway and it is anticipated that an agreement will be reached to extend the time period for ninety days.


PART 2:  OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS

A lawsuit was filed by Jtech, a primary competitor in the pager business, on October 19, 2000, claiming unfair competition, false advertising, trademark infringement, etc. Zoom Communications negotiated to have a preliminary injunction set aside. The lawsuit involves advertising and soliciting the repair of Jtech units.

The legal costs of defense are covered by our Business Insurance policy. The income generated by the repair of Jtech pagers is considerably less than 1% of Zoom Communications annual sales.

A lawsuit was filed by K.W. Machines Ltd. against Brandmakers, Inc. for $286,260 plus costs for the failure by Brandmakers to make the final payment on the coin pusher manufacturing business. Brandmakers is not currently in a position to make this payment and will attempt to negotiate a settlement.

Item 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

Item 3:     Default upon Senior Securities

     None

Item 4:     Submission of matters to a vote of security holders.

     None

Item 5:     Other Information

     None

Item 6:     Exhibits and Reports on Form 8-K

     None

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRANDMAKERS, INC.
                                       -----------------
                                       (Registrant)

February 12, 2001                      By: /s/ Geoff Williams
-----------------                          ------------------
(Date)                                     Geoff Williams,
                                           Director & Chief Executive Officer