Form 10QSB
period 2001-03-31
BRANDMAKERS INC
filed 2001-05-10
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended March 31, 2001

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

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of May 1, 2001.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                     For the Quarter Ended March 31, 2001

                                    INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION PAGE

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2000
              and March 31, 2001 . . . . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Statement of Operations for
              the three and nine Months ended March 2000 and 2001  . .   4

           Condensed Consolidated Statements of Cash Flows for
              the nine months ended March 2000 and 2001  . . . . . . .   5

           Notes to Consolidated Financial Statements  . . . . . . . .   6

   Item 2 -

      Management's Discussion and Analysis . . . . . . . . . . . . . . 7 - 9


PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9
   Item 2  Changes in Securities and Use of Proceeds . . . . . . . . .   9
   Item 3  Default Upon Senior Securities  . . . . . . . . . . . . . .   9
   Item 4  Submission of Matters to a Vote of Security Holders . . . .   9
   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . .   9
   Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                                   March 31,
                                                      June 30,       2000
                                                        2000      (unaudited)
                                                    -----------   -----------
                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    82,587   $    54,096
  Accounts receivable, trade
    (less allowance of $25,000)                         828,607       367,013
  Inventory                                             448,071       524,923
  Other current assets                                   18,839        18,325
                                                    -----------   -----------
     Total current assets                             1,378,104       964,357

PROPERTY AND EQUIPMENT - AT COST
  Furniture, fixtures and equipment                   1,258,822     1,272,187
                                                    -----------   -----------
                                                      1,258,822     1,227,880
  Less accumulated depreciation                         164,521       330,155
                                                    -----------   -----------
                                                      1,094,301       942,032

OTHER ASSETS
  Pledged certificates of deposit                       357,980        35,000
  Deferred stock options                                395,214          -
  Goodwill                                              480,755          -
  Deposits                                               55,243        64,534
                                                    -----------   -----------
                                                      1,289,192        99,534
                                                    -----------   -----------
                                                    $ 3,761,597   $ 2,005,923
                                                    ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                     $   888,336   $ 1,051,522
  Accounts payable                                      452,697       698,612
  Accrued expenses                                      250,514        52,862
  Current maturities of capital leases                  291,531       190,550
  Deferred Revenue                                         -          205,406
                                                    -----------   -----------
     Total current liabilities                        1,883,078     2,198,952

CAPITAL LEASES, less current maturities                 422,362        45,217

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock- authorized 200,000,000 shares
    of no par value; issued 121,140,504 shares at
    June 30, 2000 and March 31, 2001                    121,141       121,141
  Additional paid-in capital                          3,255,961     2,912,272
  Retained earnings (deficit)                        (1,920,945)   (3,271,659)
                                                    -----------   -----------
                                                      1,456,157      (238,246)
                                                    -----------   -----------
                                                    $ 3,761,597   $ 2,005,923
                                                    ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended            Three Months Ended
                                                       March 31,                     March 31,
                                                  2000           2001           2000           2001
                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                              ------------   ------------   ------------   ------------
Revenues                                      $  1,860,554   $  3,029,167   $  1,126,617   $    942,057
Cost of goods sold                               1,101,780      1,836,746        699,983        429,705
                                              ------------   ------------   ------------   ------------
  Gross profit                                     758,774      1,192,421        426,634        512,352

Operating Expenses
  Salaries and wages                               751,722        826,479        432,273        294,414
  Other operating expenses                         600,477        906,609        387,561        308,036
                                              ------------   ------------   ------------   ------------
                                                 1,352,199      1,733,088        819,834        602,450
                                              ------------   ------------   ------------   ------------

  Loss before taxes                               (593,425)      (540,667)      (393,200)       (90,098)

Other income (expense)
  Interest expense                                 (13,300)      (127,612)        (8,288)       (27,922)
                                              ------------   ------------   ------------   ------------
  Loss from continuing operations                 (606,725)      (668,279)      (401,488)      (118,020)

Discontinued operations:
  Loss from operations of K.W. Leisure, Ltd.          -          (682,679)          -              -
                                              ------------   ------------   ------------   ------------
  Net loss                                    $   (606,725)  $ (1,350,958)  $   (401,488)  $   (118,020)
                                              ============   ============   ============   ============

Per share information:
  Basic
    Loss from continuing operations           $     (0.01)   $     (0.01)   $     (0.00)   $     (0.00)
                                              ------------   ------------   ------------   ------------
    Loss from discontinued operations         $     (0.00)   $     (0.01)   $     (0.00)   $     (0.00)
                                              ------------   ------------   ------------   ------------
                                              $     (0.01)   $    ($0.01)   $     (0.00)   $      0.00
                                              ============   ============   ============   ============

  Diluted
    Loss from continuing operations           $     (0.01)   $     (0.01)   $     (0.00)   $     (0.00)
                                              ------------   ------------   ------------   ------------
    Loss from discontinued operations         $     (0.00)   $     (0.01)   $     (0.00)   $     (0.00)
                                              ------------   ------------   ------------   ------------
                                              $     (0.01)   $    ($0.01)   $     (0.00)   $      0.00
                                              ============   ============   ============   ============

Average number of shares outstanding:
  Basic                                        110,965,504    121,140,504    104,767,171    121,140,504
                                              ============   ============   ============   ============
  Diluted                                      111,793,185    122,044,080    104,767,171    122,044,080
                                              ============   ============   ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                            March 31,
                                                       2000           2001
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $ (  606,725)  $ (1,350,958)

Adjustments to reconcile net loss
  to net cash used in operating activities
     Depreciation and amortization                       51,411        165,717
     Stock option expense                                  -            51,525
     Write-off of K.W. Leisure Ltd. Goodwill               -           486,729
     (Increase) decrease in assets and
     increase (decrease) in liabilities
        Accounts receivable                            (333,852)       461,594
        Inventories                                    (375,583)       (76,852)
        Other current assets                           (188,692)           514
        Accounts payable                                (21,292)       245,915
        Accrued expenses                                 (4,149)      (197,652)
        Stock issued for compensation                    81,250           -
        Income taxes payable                            (28,580)          -
        Deferred Revenue                                   -           205,406
                                                   ------------   ------------
           Net cash used in operating activities     (1,426,212)        (8,062)


Cash flows used in investing activities
     Capital expenditures                              (268,207)          -
     (Increase) decrease in Deposits                    (10,547)        (5,252)
     Other changes in long term assets                     -           (11,165)
                                                   ------------   ------------
                                                       (278,754)       (16,417)

Cash flows provided by financing activities
     Reductions in long-term debt and capital leases     (2,740)      (478,126)
     Proceeds from sale of stock                      2,333,977           -
     Advances on notes payable                             -           151,134
     Decrease in due to related parties                 (10,108)          -
     Decrease (increase) in pledged certificate
        of deposit                                     (357,980)       322,980
                                                   ------------   ------------
                                                      1,963,149         (4,012)
                                                   ------------   ------------

Net increase or decrease in cash and
     cash equivalents                                   258,183        (28,491)
                                                   ------------   ------------

Cash and cash equivalents at beginning
     of the period                                       56,318         82,587
                                                   ------------   ------------

Cash and cash equivalents at end
     of the period                                 $    314,501   $     54,096
                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND CERTAIN CASH FLOW INFORMATION:

The Company's noncash investing and financing activities for the nine month period ended March 31, 2001 are as follows:

     There were no significant noncash investing and financing activities for the nine month period ended March 31, 2001.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from significant losses but an improvement in the current three-month period is encouraging. There are still financial difficulties with a negative working capital that must be overcome. Management's plan in regard to these matters is described in the management discussion and analysis. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From time to time, the Company may have asserted or unasserted claims arising in the normal course of business. The Company does not expect losses, if any, arising from these asserted or unasserted claims to have a material effect on the financial statements.

During December 2000, the Company made a decision to discontinue the operations of its United Kingdom operations of K.W. Leisure. The Company is seeking a manufacturer that would continue to produce the pusher machines under a license agreement. The operations of K.W. Leisure have been shown as discontinued operations, including the write-off of the remaining goodwill related to this segment in the approximate amount of $486, 000. The revenues of the segment for the six-month period ended December 31, 2000 were approximately $40,000. The operations of the segment have ceased since the time of the Company's decision.

There are assets and liabilities of K.W. Leisure included in this report as follows:

                   *    Accounts Receivable       $ 62,087
                   *    Inventory                 $173,180
                   *    Other Current Assets      $ 18,325
                   *    Property and Equipment    $ 44,307
                   *    Accounts Payable          $239,361
                   *    Accrued Expenses          $ 27,546

The inclusion of these items distorts the analysis at this time and it is probable that they will be adjusted to zero at the end of the fiscal year ending June 30, 2001.


                                     - 6 -
-------------------------------------------------------------------------------

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH, 2001 AND 2000

PLEASE NOTE: Income from WebBox signups fro the quarter ended March 31, 2001 amounted to a total of $286,220. However, these are annual fees that need to be spread out over 12 months for accounting purposes. Consequently, we can add only $51,366 to our sales for the period and allocate the balance to deferred revenue under current liabilities to be added to sales on a monthly basis.
We are pleased with the cash flow for this three-month period.

Revenue decreased 16.4% from $1,126,617 to $942,057 for the three months ended March 31, 2001 compared to March 31, 2000. While revenues decreased for the period cost of sales was $429,705 versus $699,983 resulting in a gross profit for March 31, 2001 of $512,352 compared to $426,634 for March 31, 2000.
Also, expenses for the three-month period were $602,450 in 2001 versus $819,834 in 2000. Consequently, after interest expense of $27,922, there was a loss of $118,020 for the period ended March 31, 2001 versus a loss of $401,488 after interest expense of $8,288 for the period ended March 31, 2000.

Revenue increased 62.8% from $1,860,554 to $3,029,167 for the nine months ended March 31, 2001 compared to March 31, 2000. The cost of sales increased to $1,836,746 resulting in a gross profit of $1,192,421 for the nine months ending March 31, 2001 versus cost of sales of $1,101,780 and a gross profit of $758,774 for the same period in 2000. After expenses, there was an operating loss of $668,279 for the nine-month period ended March 31, 2001 and an operating loss of $606,279 for the nine months ended March 31, 2000.
The total loss for the nine-month period ending March 31, 2001 was $1,350,958, which included a loss of $682,679 from the discontinued operations of K.W. Leisure, Ltd.


                                     - 7 -
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $8,062 for the nine-month period ended
March 31, 2001 and $1,426,212 for the same period in 2000. For the nine-month period ended March 31, 2001 accounts receivable decreased by $461,594 and accounts payable increased by $245,915. Accrued expenses decreased $197,652 for the nine-month period ended March 31, 2001. For the nine-month period ended March 31, 2000, the large deficit was a result of a significant ramp up of sales in ZOOM Communications for wide area pagers and the resulting increase in accounts receivable, inventories and marketing expenses, as well as equipment for the Internet Division and the acquisition of KW Machines, Ltd. and Splash Media. For the nine-month period ended March 31, 2001, revenues were up significantly along with cost of sales and expenses resulting in an operating loss of $540,667. However, the improvement in the three months ended March 31, 2001 was a result of a different mix of sales resulting in significantly lower cost of goods sold. This was a result of sign-ups for WebBox in the Internet Division with a low cost of sales, concentration by the pager division on the more profitable items and better margins in Gamosity sales. Significantly lower costs for salaries and other operating expenses were the other major factors.

Cash flow from Investing Activities - The Company's net cash used in investing activities was $16,417 for the nine months ended March 31, 2001 versus $278,754 for the same period in 2000.

Cash Flow from Financing activities - The company's net cash flow from financing activities was a deficit of $4,012 for the nine-month period ended March 31, 2001 and an increase of $1,963,149 for the same period in 2000. Proceeds from the sales of stock were zero in the nine months ended
March 31, 2001 versus $2,333,977 for the same period in 2000. Certificates of Deposits were pledged to secure equipment leases in the nine-month period ended March 31, 2000. During the nine-month period ended March 31, 2001, certificates in the amount of $322,980 were turned over to the lenders which was the largest portion of reduction in long-term debt and capital leases of $478,216.

RECENT DEVELOPMENTS

Implementation of the pay per use model by the Internet Division commenced on January 15, 2001 for a fee of $6 annually. MailStart usage was limited to once per week encouraging sign-ups on WebBox for unlimited usage.

For just 50 cents per month, WebBox offers 10 megabytes of storage, attachment sending and receiving, up to five email accounts, address book, calendar, bookmarks, publishing, search, toolbox, and more. As of May 4, 2001, over 60,000 users have signed up for the WebBox service. This is recurring income on an annual basis and the decision to go to a pay-per use model has been quite beneficial.

Games and Vending gradually increased sales of Cell Phone Vending Machines and Computer Disk Dispensing Machines during the quarter. Sales of Internet Kiosks also helped cash flow during the quarter.


                                     - 8 -
-------------------------------------------------------------------------------

ZOOM Communications continued to shift focus from sales of wide area pagers to the more profitable on-site pager business. The result was record sales of on-site pagers during March. ZOOM has a booth at the National Restaurant Association show in Chicago from May 19 to the 22nd and will introduce several new products. ZOOM has entered into an agreement with Datamark Technologies, Inc. to market their leading gift card program to restaurants. Marketing costs will increase, but the profit margins will be high and the revenues will be recurring annually.


PART 2:  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

The lawsuit with Jtech reported in the 10QSB filed for the period ended 12/31/00 is still pending.

The lawsuit with K.W. Machines, Ltd. reported in the 10QSB filed for the period ended 12/31/00 is still pending. Brandmakers defense for this lawsuit is misrepresentation by the seller of a substantial order book that did not materialize as well as how quickly the pusher machines could be produced.

During the current three-month period, Kenan Global Enterprises, LLC, served Brandmakers with a lawsuit for $70,000. Kenan purchased five Virtual Reality Golf Machines in 1999 from Renaissance Group International and Brandmakers delivered three out the five machines to Kenan. Brandmakers was never paid for any of the machines by Renaissance and, as a consequence, did not deliver the remaining two machines to Kenan. Since Kenan evidently paid Renaissance, the lawsuit should be against Renaissance. However, Kenan could not collect from Renaissance, so the lawsuit was filed against Brandmakers. Brandmakers will meet with Kenan in a mediation process to see if this can be quickly resolved.

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3:  DEFAULT UPON SENIOR SECURITIES

         None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5:  OTHER INFORMATION

         None

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         None


                                     - 9 -
-------------------------------------------------------------------------------

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BRANDMAKERS, INC.
                                       -----------------
                                       (Registrant)
May 9, 2001                            By: /s/ Geoff Williams
-----------------                          ------------------
(Date)                                     Geoff Williams,
                                           Director & Chief Executive Officer