Form 10KSB
period 2001-06-30
BRANDMAKERS INC
filed 2001-10-15
CIK 1011972

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year consisted of income in the amount of approximately $4,000,000.

     123,135,787 shares of the issuer's Common Stock were outstanding as of October 15,2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

===============================================================================

                              BRANDMAKERS, INC.
                     For Fiscal Year Ended June 30, 2000

                              TABLE OF CONTENTS
                                 Form 10-KSB
                                   PART I

Item                                                                      Page
  1.   Description of Business . . . . . . . . . . . . . . . . . . . . . .   3
  2.   Description of Property . . . . . . . . . . . . . . . . . . . . . .   7
  3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   7
  4.   Submission of Matters to a Vote of Security Holders . . . . . . . .   7

                                   PART II

  5.   Market for Issuer's Common Equity and Related
       Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .   7
  6.   Management's Discussion and Analysis or Plan of Operation . . . . . 7-9
  7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  10
  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . .  30

                                   PART III

  9.   Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act . . . . . . . . .  30
 10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . .  31
 11.   Security Ownership of Certain Beneficial Owners and Management  . .  32
 12.   Certain Relationships and Related Transactions  . . . . . . . . . .  33
 13.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  33
       Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                    -  2 -
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

     Headquartered in Lawrenceville, Georgia, Brandmakers is a diversified company engaged in communications, Internet development and electronic game and vending equipment.


     Mason Oil Company, Inc., a fully reporting public company, acquired Brandmakers on October 22, 1999, and subsequently changed its name to Brandmakers, Inc. Prior to this reverse acquisition, Brandmakers had expanded its umbrella to add complementary divisions spurring overall growth. With its first acquisitions in 1998 of Hospitality Innovators, a communications company, and MailStart, an internet technology development firm, Brandmakers boldly expanded its presence in the technology community. Additional expansion included leasing a new facility with 4000 square feet of office space and 7,400 square feet of warehouse space to house the Brandmakers' Divisions.

     In February 2000, Brandmakers acquired the assets of Multi-Page Communications, LLC, a wireless paging manufacturing company and in March 2000, assets of K.W. Machines, Ltd. in Ramsgate, England were purchased from KW Leisure, Ltd, formed as a wholly owned subsidiary of Brandmakers. KW Leisure was a manufacturer of coin pusher entertainment equipment.


                                    -  3 -
===============================================================================

RECENT DEVELOPMENTS

     In June 2001, the Board of Directors agreed to accept a cease and desist order from the Securities and Exchange Commission concerning a news release in 2000. The facts in reference to this matter are as follows:

          1.   The Laser Q was a research and development project of
               Brandmakers   for over two years and was patented by
               Brandmakers.
          2. Branmakers spent several months in locating an appropriate subcontractor to manufacture the cue to our specifications and selected one in Taiwan after a recommendation by another pool cue manufacturer, also in Taiwan.
          3. Brandmakers made a substantial down payment on the initial order and pre-sold many cues. We planned to deliver the initial cues received in May, 2000 but could not due to quality problems.
          4. Brandmakers had used funds for equipment and other projects and was unable to complete a training video, and could not make the final payment on the cues.
          5. Although Brandmakers believed the Laser Q had a fine potential as a training cue for the billiard industry, the press release was premature and overly optimistic which led us to agree with the cease and desist order.

     Brandmakers is experiencing financial difficulties and recently reduced employee salaries across the board by 20%. Management salaries have been reduced periodically over the past year and most recently by 30% to 50%.
The recurring income for WebBox will be quite positive but will not commence until February, 2002.

     The three principal shareowners have agreed to reduce their holdings of the common stock of Brandmakers, Inc. proportionately and increase the common stock holdings of Russ Ford, President, and Sal Veni, Chief Operating Officer to 12,000,000 shares each.

     As of August, 2000, Brandmakers, Inc. announced that it's principal shareholders had reached an agreement to sell controlling interest of the company through a stock exchange with World Sales & Merchandising Inc. for shares in a private joint venture known as Bee-Trade.com, Inc. The principal shareowners called off this transaction on January 5, 2001.

     Chuck Massey, the Company's Chief Financial Officer, resigned effective October 13, 2000. Hank Cleare, the Company's Chief Operating Officer, resigned effective November 15, 2000. Both officers left to pursue other business interests.

COMPANY DIVISIONS

MailStart - Internet Applications
     The Internet Development division of Brandmakers, takes great pride in their universal web based solutions. MailStart (www.mailstart.com) is an email access gateway, which allows consumers to access their POP3 email boxes via the Web. MailStart continues to provide email access services to On Command Corporation, a provider of in room interactive entertainment, internet services, business information and guest services for the lodging industry. WebBox (www.webbox.com), an information consolidation management product, was added to MailStart's services in October 1999. WebBox offers complete email consolidation for five email accounts, online file storage, calendar and schedule functions, contact management, and Web bookmark and page monitoring features. MailStart was a free service with over one million users but we were unable to come close to profitability with advertising revenues so we elected to commence a subscription service on WebBox January 15, 2001 with all of the initial credit cards charged on February 1, 2001. At that time, we restricted the free usage of MailStart to once per week to encourage WebBox sign ups at $6 annually. On July 1, 2001 we increased the annual fee to $10. As of September 20, 2001 we created over 84,000 new accounts and processed over 80,000 credit cards for this subscription program. The recurring income commencing February 1, 2001 is the basis for optimism for this program.

ZOOM COMMUNICATIONS
Zoom, the communications division of Brandmakers, focuses on innovative products for the hospitality industry. For almost ten years Zoom has sold guest and server paging systems to customers such as Outback Steakhouse, Applebees, Ruby Tuesday, Pizzeria Uno, Logans Roadhouse and O'Charleys. As the company has grown, we have moved into other markets, selling communications systems to Hospitals, Churches, Dental Offices, Auto Dealerships and Day Spas.

Zoom manufactures a complete line of onsite paging systems including "NexCall", our new guest paging coaster system. NexCall was released at the National Restaurant Show in Chicago, May 2001 and is the most advanced guest paging system on the market today. Server paging, Guest paging and Manager paging products are all manufactured for Zoom and sold via direct sales as well as through an extensive network of dealers and resellers around the world. Zoom paging systems are used in every state in the U.S. as well as Canada, Mexico and more than twenty other countries, making Zoom a truly global company. "Waiter Call", the latest product to be released will come sometime during Q4 of the calendar year 2001.

This year the division also produced Zoom E-Gift. Together with Datamark Technology, we brought to market a hospitality specific Gift Card and Loyalty Program. This program replaces existing paper gift certificates which are difficult to manage. Customers J Crew, Brooks Brothers, Ruths' Chris and Caf, Enterprises all look to Zoom and Datamark to provide the best gift card and loyalty programs.

Zoom has also moved into the managed data area with the introduction of Zoom E-Comment. Our company is the exclusive marketer of this "Touch-Screen" Electronic Comment Card manufactured by Superb Serv Technologies. E-Comment takes the place of old paper comment cards and secret shopper services giving restaurants real time data. The program can be set up with Zoom managing the data or restaurants may choose to manage the information at their location.

                                    -  4 -
===============================================================================

Gamosity - Games & Vending
    The Gamosity division produces and manufactures vending machines and computerized games. Some of their products include:

     Virtual Reality Golf is a computerized golf game with a 34" monitor housed in custom-built cabinetry. The patented club, sensor pad, and roller ball are on a separate console placed in front and to the side of the cabinet. Players swing a club with an infrared beam over the sensor base, which activates the ball on the screen whether driving, pitching or putting. The console roller ball allows players to choose courses and options. The game allows the player(s) to play a round of golf on one of fifteen world- renowned courses with audio that provides commentary on player's swings. From April, 1997 through June, 1999, this product provided the majority 0f Brandmakers income but sales have declined considerably since that time.

     Skill Machines: Brandmakers designs and imports amusement with prize (AWP) machines to its plant in Lawrenceville Georgia. Bill acceptors, printers, or ticket dispensers are installed to comply with U.S. laws and standards. Testing of this equipment is being conducted.

     Coin Pushers: Brandmakers holds part of the patent rights and these machines will be manufactured by others or by Brandmakers now that additional software is nearing completion. Brandmakers intends to distribute this equipment commencing early in 2002.

     Computer Disk Dispenser: A professionally designed Computer Disk dispensing machine, with educational facilities being the prime market. The machine dispenses floppy disks, zip disks, super disks and compact discs for a nominal fee. Each machine has an attractive exterior for advertising in addition to a scrolling marquis, which gives the operator multiple revenue opportunities. There were nineteen of these machines sold in the fiscal year ended June 30th and placed primarily in college and university computer labs.

     Cellular Phone Vendor: This new product allows dispensing of prepaid cellular phones and forty-seven machines were sold primarily in the third and fourth quarters of the fiscal year. These machines have eight columns, two for cell phones, one for pagers and five for prepaid phone cards. Cell Phone Vendors are providing the most sales for the division presently and it is anticipated that this will continue throughout the fiscal year.

     Laser Q: A pool cue with a laser built into the upper portion of the shaft and an impact switch built into the lower portion of the shaft allowing the laser to be turned on and off by tapping the butt of the cue to the floor. We have a patent on the cue and it serves as an excellent training device for the billiard industry. This project was put on hold until sufficient funds are available for the product, a training video, a marketing video and related marketing materials.

     Internet Kiosks: There were sales of twelve kiosks during the third quarter of the fiscal year, which are equipped with icitamerica telecenters, 19 inch monitors, bill acceptors and credit card readers. The kiosks all have fax, copy and print capabilities. Income is derived from time usage and advertising. Advertising is sold to local merchants and users may print out offers to take advantage of discounts or coupons.

Splash Studios - New Media
Brandmakers elected to discontinue this division during the year because it was unprofitable although we had talented personnel.

                                    -  5 -
===============================================================================

COMPETITION

     All of the markets that Brandmakers services are highly competitive. Many of these competitors possess greater financial, technical, and other resources than the company. Wide area pagers are manufactured and distributed by numerous companies. Furthermore, one-way paging is slowing being replaced by two-way paging and cellular service. On-site paging is a growing market. JTECH, Inc. and Long Range Systems both sell competitive on-site paging products. Gamosity has numerous competitors in both the games and vending markets.

     Mailstart and Webbox compete as internet application service providers. Several other companies have web sites that provide similar services.

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

EMPLOYEES
     Today Brandmakers has 20 employees and subcontractors in all divisions. The staff has been reduced in all divisions to control expenditures more in line with sales and the lack of profits. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

LACK OF DIVIDENDS
     We have never paid any dividends on our common stock. We anticipate that, for the foreseeable future, any earnings that may be generated from operations will be used to support internal growth and that dividends will not be paid to stockholders.


                                    -  6 -
===============================================================================

Item 2.  Description of Property

     The company does not own any real property. For its principal offices, Brandmakers leases 11,400 square feet of office and warehouse space at 1325 Capital Circle, Suites B and C, Lawrenceville, Georgia 30043. This is currently a month-to-month lease. For the Mailstart division, the Company leases offices located at 9261 Folsom Boulevard, Suite 400, Sacramento, CA 95826. This lease expires in December 2004. Brandmakers formerly leased office space at 3440 Oakcliff Road, Suite 106, Atlanta, GA 30340. This lease was for Splash Media and has now been subleased.


Item 3.  Legal Proceedings

    The lawsuits reported in the 10 QSB for the period ended 12/31/00 with Jtech and K.W. Machines, Ltd. are still pending.

     The lawsuit reported in the 10 QSB for the period ended 3/31/01 with Kenan Global Enterprises, LLC was settled satisfactorily in the fourth quarter of the fiscal year.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fiscal year covered by this report.


                                   PART II


Item 5.  Market for Issuer's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the OTC bulletin board under the symbol BMKS. The Company estimates that at August 31, 2002, there were approximately 2,500 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the last three fiscal years, and does not anticipate the declaration or payment of dividends in the foreseeable future. The Company is not subject to any restrictions that limit its ability to pay dividends, other than the unavailability of funds and a statutory restriction found in the Utah Revised Business Corporation Act, which prohibits the payment of distributions to shareholders if, after giving effect to such distribution:

     (a) The Company would not be able to pay its debts as they become due in the usual course of business;
          or
     (b) The Company's total assets would be less than the sum of its total liabilities.

     The following table sets forth the range of high and low bid information, as reported by the bulletin board services, for the Company's Common Stock for each quarter of the last fiscal year. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

            Quarter Ended                    Common Stock
                                         High             Low
            ------------------          ------          ------

            June 30, 2000                0.22            0.17
            September 30, 2000           0.11            0.10
            December 31,2000             0.016           0.011
            March 31, 2001               0.026           0.026
            June 30, 2001                0.016           0.016


                                    -  7 -
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

Overview

     Through the reverse acquisition in November 1999, the Company became a public reporting company. The Company raised funds through private placements of equity securities. These funds were used to invest in all of the Company's divisions. Wide area paging assets were purchased and combined with the successful on-site paging division, Hospitality Innovators. The new group was renamed Zoom Communications. Division employment is now eleven employees. A decision was made during the year to phase out wide area paging and to concentrate on the more profitable onsite paging systems. Also, new products have been and are in process of being added as discussed previously.

     The games and vending division currently has three employees. New products such as cell phone vendors are being marketed to replace the former top seller Virtual Reality Golf. Internet Kiosks and Computer Disk Dispensing machines hold some promise as well. Coin Pushers can be marketed when timely and specialty skill games may be marketed early in 2002.

     MailStart is still a free service but may be accessed just once per week which encourages people to sign up for WebBox. WebBox is a premium service and we continue to add new features such as PDA Synchronization which is in process and upgrading the Administration Section will follow. Plans call for further upgrades which may lead to a two tiered pricing system. Currently, WebBox is a real bargain at only $10 per year for unlimited service.


                                    -  8 -
===============================================================================

Results of Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

     REVENUES.  The Company had revenues of $4,034,076 for the year ended
June 30, 2001, as compared to $3,005,701 for the same period in 2000. This represents an increase of over 34.2%. Primary reasons for this difference were the expanded product lines within Zoom Communications and the implementation of a pay per use service for WebBox. Fiscal year 2000 revenues were generated from sales of on site and wide area paging, games, vending equipment and advertising. Funding for expansion into wide area paging, K. W. Leisure and losses were funded by private placements. Fiscal year 2001 revenues were generated by on site paging as wide area paging was gradually being phased out, vending equipment, advertising and the WebBox pay per use program.

     In summary, Zoom Communications accounted for 80% of total revenue, Games and vending contributed 7% and the Internet Division 10% with minor amounts in Corporate and New Media. WebBox contributed an additional $267,000 toward cash flow which is being spread out over twelve months for accounting purposes.

     COST OF SALES. The Company's cost of sales increased from $1,903,206 for the year ended June 2000 to $2,443,883 for the same period in 2001. This is an increase of 28%. In 2001, the gross profit margin was 39.7% versus 36.7% in 2000. The increase can be attributed to the gradual phaseout of wide area paging.

     OPERATING EXPENSES.  Operating expenses for the 12 months ended
June 30, 2001 were $2,307,787 as compared to $2,455,095 for the same period in 2000.

The Company experienced a $717,594 loss from operations in 2001 versus a loss of $1,352,600 in 2000. Salaries and wages decreased to $1,131,252 in 2001 from $1,508,215 in 2000. With additional equipment, depreciation and amortization increased to $220,567 in 2001 from $113,109 in the prior year. Other operating expenses increased in 2001 to $749,638 from $522,690 in 2000.

     OTHER INCOME AND EXPENSE. Interest expense increased due to capital equipment purchases for MailStart. The company experienced a $494,302 loss on impairment of goodwill from the acquisition of Multi-Page Communications assets in 2000. In 2001 there was a loss of $710,475 from the discontinued operations of K. W. Leisure, Ltd. These losses have been detrimental to the financial condition of Brandmakers and current liabilities of $843,400 under notes payable reflect the amounts still owed for the Multi-Page and K.W. Leisure transactions. In December 2000, all operations were ceased at K.W. Leisure and the remaining assets and liabilities were written off in the period ending June 30, 2001. The company has a serious liquidity problem which has partially been addressed by deferred salary deductions.

Liquidity and Capital Resources

     CASH USED IN OPERATING ACTIVITIES - The Company's net cash flow from operating activities was $56,471 in 2001 and a deficit of $1,584,144 in 2000. The deficit in 2000 was primarily due to a ramp-up in sales and the resulting need to support this increasing level of business with a higher investment in inventories, coupled with increasing accounts receivable and additional marketing expenses. In 2001, receivables decreased by $438,610 and deferred revenue increased by $267,108 which was created by WebBox pay per use income being spread out over one year.


                                    -  9 -
===============================================================================

     CASH USED IN INVESTING ACTIVITIES - Cash used in investing activities declined to 18,887 for capital expenditures in 2001 and a certificate of deposit in the amount of $320,884 matured and was paid to a leasing company for MailStart equipment. Cash used in 2000 was for the purchases of K.W. Leisure, Multi Page, MailStart equipment and a certificate of deposit for a total of $900,388.

     CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities during the year ended June 30, 2001 was a negative $389,138 versus a positive cash flow of $2,510,801 in the 2000 fiscal year.
The primary difference was the proceeds from private placements amounting to $2,623,750. In 2001 there were principal payments under capital lease obligations or $523,951. Net borrowings from a line of credit based upon accounts receivables was $142,013 in 2001. Currently, the company is experiencing financial difficulties that necessitate additional financing or vastly reduced expenditures keeping in mind that the recurring income from WebBox users will not commence until February 1, 2002. Brandmakers has been and is currently reducing expenses including officers and directors salaries as well as an across the board 20% salary decrease for employees. There is no assurance that anticipated cash flow, reduced expenses and financing will be sufficient to fund operations and meet the needs to implement the company's business plan. The cash balance on June 30, 2001 was $51,917 compared to $82,587 for the 2000 period.

     In August, 2000 the company announced a letter of intent from World Sales and Merchandising Inc. of Toronto, Canada to purchase a majority ownership in Brandmakers, Inc. and to fund operations. As a result, Bob Palmquist and Joy Williams resigned from the Board of Directors to be replaced by two WSMI officers. However, under Utah law, where Brandmakers is incorporated, Board of Director members must be elected by a vote of all shareowners. Consequently, the Board of Directors has remained the same. Subsequently, it became quite apparent that the transfer of controlling interest would not take place but it was not formally called off until January 5, 2001 and on January 15, 2001 WebBox commenced a pay per use program with multiple features and no advertising.


                                    - 10 -
===============================================================================

Item 7.  Financial Statements


                                    - 11 -
===============================================================================

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                       BRANDMAKERS, INC. AND SUBSIDIARY

                            June 30, 2001 and 2000

                                   CONTENTS

_______________________________________________________________________________
  INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . .   13

    CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . .  12

      CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . .   12-13

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  . . . .  14

      CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . .   14-17

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . .   17-29
_______________________________________________________________________________

                                    -  12 -
===============================================================================

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Brandmakers, Inc.

     We have audited the accompanying consolidated balance sheets of Brandmakers, Inc. and Subsidiary (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brandmakers, Inc. and Subsidiary as of June 30, 2001 and 2000 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


     The accompanying consolidated financial statements as of June 30, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses through the year ended June 30, 2001 and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated balance sheet at June 30, 2001 does not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
August 2, 2001


                                       F2
                                    -  13 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2001 and 2000

                                                   2001          2000
                                                ----------    ----------
                     ASSETS
CURRENT ASSETS
     Cash                                       $   51,917    $   82,587
     Receivables
          Trade                                    302,910       803,607
          Other                                       -           50,000
                                                ----------    ----------
                                                   302,910       853,607
          Less allowance for doubtful accounts      25,000        25,000
                                                ----------    ----------
                                                   277,910       828,607

     Inventories                                   206,402       448,071
     Other current assets                                         18,839
                                                ----------    ----------
               Total current assets                536,229     1,387,104

PROPERTY AND EQUIPMENT - net                       845,293     1,094,301

OTHER ASSETS
     Certificates of deposit - pledged              37,096       357,980
     Deferred stock options                           -          395,214
     Goodwill, net                                    -          480,775
     Deposits                                       45,606        55,243
                                                ----------    ----------
                                                    82,702     1,289,192
                                                ----------    ----------
                                                 1,464,224     3,761,597
                                                ----------    ----------

       The accompanying notes are an integral part of these statements.

                                       F3
                                    -  14 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 2001 and 2000

                                                   2001          2000
                                                ----------    ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                             $  142,013    $     -
     Notes payable                                 843,400       888,336
     Accounts payable                              405,768       452,697
     Deferred revenue                              267,108          -
     Other current liabilities                      36,037       250,514
     Current portion of capital leases             158,915       291,531
                                                ----------    ----------
               Total current liabilities         1,853,241     1,883,078

CAPITAL LEASES, less current portion                31,026       422,362

COMMITMENTS AND CONTINGENCIES                         -             -

STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
       shares of $.001 par value                   123,141       121,141
     Additional paid-in capital                  2,979,672     3,255,961
     Retained earnings (deficit)                (3,522,856)   (1,920,945)
                                                ----------    ----------
                                                  (420,043)    1,456,157
                                                ----------    ----------

                                                $1,464,224    $3,761,597
                                                ==========    ==========

       The accompanying notes are an integral part of these statements.

                                       F4
                                    -  15 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Years ended June 30, 2001 and 2000

                                                   2001           2000
                                               -----------    -----------
Revenues                                       $ 4,034,076    $ 3,005,701
Cost of sales                                    2,443,883      1,903,206
                                               -----------    -----------
     Gross profit                                1,590,193      1,102,495

Operating expenses
     Salaries and wages                          1,131,252      1,508,215
     Rent                                          167,940        129,339
     Advertising                                    38,390        151,742
     Depreciation and amortization                 220,567        113,109
     Other operating expenses                      749,638        552,690
                                               -----------    -----------
                                                 2,307,787      2,455,095
                                                ----------    -----------
               Operating loss                     (717,594)    (1,352,600)

Other income (expense)
     Interest expense                             (188,626)       (62,360)
     Interest income                                14,784          2,038
     Loss on impairment of goodwill                   -          (494,302)
                                               -----------    -----------
                                                  (173,842)      (554,894)
                                               -----------    -----------
Loss from continuing operations                   (891,436)    (1,907,494)
Discontinued operations
  Income (loss) from operations of
    K.W. Leisure, Ltd.                            (685,666)         9,846
  Loss on disposal of K.W.
    Leisure, Ltd.                                  (24,809)          -
                                               -----------    -----------
                                                  (710,475)         9,486
                                               -----------    -----------

               NET LOSS                        $(1,601,911)   $(1,897,648)
                                               ===========    ===========


Earnings per share
     Basic
      Income (loss) from continuing
        operations                             $     (.01)    $     (.02)

      Income (loss) from discontinued
        operations                             $     (.01)    $      .00
                                               -----------    -----------

           NET LOSS                            $     (.01)    $     (.02)
                                               ===========    ===========

     Diluted
      Income (loss) from continuing
       Operations                              $     (.01)    $     (.02)
      Income (loss) from discontinued
       Operations                                    (.01)           .00
                                               -----------    -----------

           NET LOSS                            $     (.01)    $     (.02)
                                               ===========    ===========

Average number of shares outstanding:
     Basic                                     109,607,171    108,773,837
                                               ===========    ===========
     Diluted                                   110,510,747    109,675,635
                                               ===========    ===========

       The accompanying notes are an integral part of these statements.

                                       F5
                                    -  16 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      Years ended June 30, 2001 and 2000

                                   Common Stock          Additional     Retained
                             -------------------------     Paid-In      Earnings
                                Shares       Amount        Capital      (Deficit)       Total
                             -----------   -----------   -----------   -----------   -----------
Balance at June 30, 1999             100           100          -           81,094        81,194

Acquisition of assets of
  Mason Oil Company, Inc.    104,490,404       104,391          -         (104,391)         -

Stock issued for cash         16,000,000        16,000     2,607,750          -        2,623,750

Stock issued for services        650,000           650        80,600          -           81,250

Stock options granted               -             -          567,611          -          567,611

Net loss for the year               -             -             -       (1,897,648)   (1,897,648)
                             -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2000     121,140,504   $   121,141   $ 3,255,961   $(1,920,945)  $ 1,456,157
                             ===========   ===========   ===========   ===========   ===========

Stock issued in lieu of
  Debt payments                2,000,000         2,000        67,400          -           69,400

Stock options forfeited             -             -         (343,689)         -         (343,689)

Net loss for the year               -             -             -       (1,601,911)   (1,601,911)
                             -----------   -----------   -----------   -----------   -----------
Balance at June 30, 2001     123,140,504       123,141    $2,979,672   $(3,522,856)   $ (420,043)
                             ===========   ===========   ===========   ===========   ===========

       The accompanying notes are an integral part of these statements.

                                       F6
                                    -  17 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended June 30, 2001 and 2000

                                                   2001           2000
                                               -----------    -----------
Net loss                                       $(1,601,911)   $(1,897,648)

Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities
     Depreciation and amortization                 220,567        123,871
     Loss on impairment of goodwill                486,729        494,302
     Loss on disposal of discontinued
       K.W. Leisure, Ltd.                           24,809           -
     Stock option expense                           51,525        172,397
     Interest on discounted notes payable           31,664           -
     Stock issued for services                        -            81,250
     (Increase) decrease in assets and
       increase (decrease) in liabilities
          Receivables                              438,610       (600,870)
          Other receivables                         50,000        (48,732)
          Inventories                               68,489       (270,397)
          Other current assets                         514        (15,316)
          Deposits                                   9,637        (43,777)
          Accounts payable                         195,662        280,828
          Income taxes payable                        -           (26,843)
          Deferred revenue                         267,108           -
          Other current liabilities               (186,932)       166,791
                                               -----------    -----------
               Total adjustments                 1,658,382        313,504
                                               -----------    -----------

               Net cash provided by (used in)
               Operating activities                 56,471     (1,584,144)

Cash flows from investing activities
     Capital expenditures                          (18,887)      (171,985)
     Purchase of certificates of deposit              -          (357,980)
     Maturity of certificates of deposit           320,884           -
     Purchase of K.W. Leisure, Ltd.                   -          (320,000)
     Purchase of Multipage, Inc.                      -           (50,423)
                                               -----------    -----------

               Net cash provided by(used in)
               Investing activities                301,997       (900,388)
                                               -----------    -----------

Cash flows from financing activities
     Proceeds from issuance of common stock           -         2,623,750
     Net borrowings on line of credit              142,013           -
     Principal payments under capital
       lease obligations                          (523,951)      (112,949)
     Principal payments on long-term debt           (7,200)          -
                                               -----------    -----------

               Net cash provided by (used in)
               financing activities               (389,138)     2,510,801
                                               -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                 (30,670)        26,269

Cash and cash equivalents at beginning of year      82,587         56,318
                                               -----------    -----------

Cash and cash equivalents at end of year       $    51,917    $    82,587
                                               ===========    ===========

       The accompanying notes are an integral part of these statements.

                                       F7
                                    -  18 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                      Years ended June 30, 2001 and 2000


Supplemental schedule of non-cash investing and financing activities and certain cash flow information:

     The following table summarizes the non-cash investing and financing activities for the year ended June 30, 2001 and 2000.

                                                   2001           2000
                                               -----------    -----------
   ACQUISITIONS

      Purchase of Multi-Page assets            $      -           550,000
                                               ===========    ===========

      Purchase of K.W. Machines, Ltd. assets   $      -           640,000
             Less cash paid at closing                -           320,000
                                               -----------    -----------

                                               $      -           320,000
                                               ===========    ===========

   CAPITAL LEASES ENTERED INTO                 $      -           801,727
                                               ===========    ===========

   STOCK OPTIONS GRANTED                       $      -       $   567,611
                                               ===========    ===========

   STOCK OPTIONS FORFEITED                     $   343,689           -
                                               ===========    ============

   STOCK ISSUED FOR SERVICES                   $      -             81,250
                                               ===========    ============

   STOCK ISSUED FOR DEBT PAYMENT               $    69,400    $       -
                                               ===========    ===========

   INTEREST ON DISCOUNTED NOTES PAYABLE        $    31,664    $       -
                                               ===========    ===========

   Supplemental cash flow information:
      Interest paid                            $   156,962    $    43,440
      Income taxes paid                        $      -       $     1,968

                                       F8
                                    -  19 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Brandmakers, Inc. (the Company) is a Utah corporation consisting of three technology-based divisions with a focus on games and vending, Internet application development, and wireless communications. Gamosity, the games and vending division, focuses on computerized games and vending machine manufacturing and distribution; MailStart engages in Internet application development and offers gateway e-mail service as well as its WebBox application; and Zoom Communications manufactures, services, and distributes wireless on-site and wide-area paging systems. The Company grants normal trade credit to its customers who are located principally in the United States and Europe.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


                                       F9
                                    -  20 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     2.          BUSINESS COMBINATIONS - CONTINUED

                 ASSET ACQUISITIONS

     During February 2000, the Company acquired certain assets of Multi-Page Communications, LLC, in foreclosure, from certain individuals. The assets included inventories and fixed assets. The assets were acquired for $600,000 to be paid in cash or company stock (at the Company's option) ten months from the date of acquisition. The purchase price has been discounted to approximately $550,000 using an interest rate of 8%.

     During March 2000, the Company acquired certain assets from K.W. Machines, Ltd., a British concern, for approximately 400,000 pounds sterling, with 200,000 pounds sterling being paid at closing and the remaining 200,000 pounds sterling being due in September 2000. The assets consisted of inventories and fixed assets.

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
                             =========                  =========

     Subsequent to the acquisition of the Multi-Page Communications assets, it was determined that the inventories did not have any significant ongoing value. Due to continued losses by this division subsequent to the acquisition, the Company determined that there had been an impairment loss related to this acquisition. As a result, the Company recognized an impairment loss of approximately $494,000, related primarily to the original inventory and goodwill amounts during the year ended June 30, 2000. The Company is currently in default on the remaining payments due on this obligation and is making alternative payments (note C).

     In December 2000, the Company ceased all operations of K.W. Leisure, Ltd. Due to the lack of performance, the Company determined that there had been an impairment loss related to this acquisition. As a result, the Company closed this segment of their operations (note J) and recognized an impairment loss on goodwill of approximately $487,000. The Company is currently in default on the final installment debt payment of $320,000 that was due in September 2000.

     3.          REVENUE RECOGNITION

     The Company recognizes revenue on products sold at the time of shipment. Revenue for services provided are recognized when the actual services have been performed.

     Fees received for services yet to be provided are recorded as deferred revenue and recognized as income upon the services being provided over the related contractual period.

     4.          FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the period. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation differences, if material, are recognized as a component of shareholders' equity and comprehensive income. The resulting translation differences for the year ended June 30, 2001 and 2000 were not significant.


                                      F10
                                    -  21 -
===============================================================================

     5.          ACCOUNTS RECEIVABLE

     The Company has an agreement which provides for the sale of its trade accounts receivable. These receivables are sold with recourse. The details of this agreement are disclosed in note B. Accounts receivable as of June 30, 2001 and 2000 consisted of the following:

                                                   2001           2000
                                               -----------    -----------
Trade accounts receivable                      $   302,910    $   803,607
Advanced from factor                              (142,013)          -
                                               -----------    -----------
Non-factored trade accounts receivable         $   160,897    $   803,607
                                               ===========    ===========

     The Company provides for doubtful accounts equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables.

     6.          INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The components of inventories at December 31, 2001 and 2000 are as follows:

                                         2001           2000
                                     -----------    -----------
               Raw materials         $    17,122    $   162,379
               Work in progress             -            50,863
               Finished goods            189,280        234,829
                                     -----------    -----------
                                     $   206,402    $   448,071
                                     ===========    ===========

     7.          PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives by straight-line and accelerated methods. The equipment under capital leases is being amortized over the term of the leases.

     The components of property and equipment as of June 30, 2001 and 2000 are as follows:

                                     Estimated
Class of Asset                  Useful Life (years)      2001         2000
-----------------------------   -------------------   ----------   ----------
Equipment                              3 - 7          $1,133,741   $1,165,219
Furniture and fixtures                   7                58,729       58,729
Leasehold improvements                  39                34,874       34,874
                                                      ----------   ----------
                                                       1,227,344    1,258,822
Less accumulated depreciation
  and amortization                                       382,051      164,521
                                                      ----------   ----------

                                                      $  845,293   $1,094,301
                                                      ==========   ==========


                                      F11
                                    -  22 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.          INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes, which requires the liability method for computing deferred income taxes.

     The Company files its corporate tax returns separately from its wholly-owned U.K. subsidiary. The Company has a net operating loss carryforward for income tax purposes of approximately $2,163,000 and $1,110,000 at June 30, 2001 and 2000, respectively. The net operating loss carryforward may be utilized in offsetting taxable income generated and expires in 2021.

     SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. The components of the net deferred tax accounts as of June 30, 2001 are as follows.

                                                     2001          2000
                                                  ----------       -----------
     Compensation - related accounts              $  131,000       $   104,000
     Impairment loss and loss on discontinued
       Operations                                 $  388,000           198,000
     Other accruals and receivables               $   10,000            10,000
     Net operating loss carryforward              $  865,000           444,000
                                                  ----------       -----------
     Deferred tax asset - net                      1,394,000           756,000

     Valuation allowance                          (1,394,000)         (756,000)
                                                  ----------       -----------

                                                  $        0       $         0
                                                  ==========       ===========

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


                                      F12
                                    -  23 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


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

     During the years ended June 30, 2001 and 2000, the Company determined that impairment losses had occurred related to its investments in certain
K.W. Leisure, Ltd. and Multi-Page assets, as described in Note A-2, and losses of approximately $487,000 and $494,000, respectively, have been recognized.

     12.         INTEREST

     Interest costs are charged to operations as incurred.

     13.         RESEARCH AND DEVELOPMENT

     The Company incurs research and development costs on an ongoing basis due to its commitment to continued product enhancement and to develop innovative new products that meet the needs of its customers. Research and development costs expensed during the years ended June 30, 2001 and 2000 were $88,795 and $38,752, respectively.

     14.         ADVERTISING COSTS

     Advertising costs are charged to operations as incurred.

     15.         EARNINGS PER SHARE

     Basic earnings per share are computed based upon net earnings (loss) and the weighted average number of shares outstanding. Diluted earnings (loss) per share reflect the assumed issuance of common shares under the Company's stock option plan. The computation of diluted earnings per share does not assume exercise of securities that would have an antidilutive effect on earnings per share. Earnings per share from the loss on disposal of the discontinued operations of K.W. Leisure, Ltd. are not material to present, and thus are excluded from financial statement presentation.

     16.         OTHER COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income was insignificant for the years ended June 30, 2001 and 2000.


                                      F13
                                    -  24 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     17.         CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     18.         RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the year ended June 30, 2000 to be consistent with the classifications used for the year ended June 30, 2001.


NOTE B - CREDIT FACILITY

     The Company has an accounts receivable agreement with a financial institution whereby the financial institution will advance the Company up to $1,000,000 on its qualified receivables. The credit facility bears interest at the prime rate plus 1.5%. (The prime rate at June 30, 2001 was 7%.) Additionally, the credit facility carries a service fee of 1.5% per month for the first 30 days and an additional 1.5% for the first 30 days and an additional .5% for each 15 days thereafter. There is a minimum monthly fee of $3,750 during the 12-month term of the agreement. The agreement is secured by accounts receivable and the guarantee of certain officers of the Company.


NOTE C - NOTES PAYABLE

     Notes payable consist of the following as of June 30, 2001:

Note payable to certain individuals related to the purchase
of the Multi-Page assets. The Company is in default on the
remaining payment terms for this note.  The Company issued
2,000,000 shares on February 1, 2001 with a market value of
$69,400 in lieu of debt payments.  Additionally, the
Company is making monthly installment payments of $2,500.             $523,400

Note payable to a British concern in conjunction with the
purchase of the K.W. Leisure, Ltd. assets. The Company is
obligated to pay the seller 200,000 Pounds Sterling on
September 1, 2000. The Company was in default on
payment of this note as of September 26, 2000.                         320,000

                                                                      --------

                                                                      $843,400
                                                                      ========


                                      F14
                                    -  25 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE D - COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases its operating facilities under noncancelable operating lease agreements expiring at varying dates through December 2003. The Company also leases a certain operating facility under a cancelable lease agreement.

     The Company also leases certain equipment which has been capitalized in accordance with Statement of Financial Accounting Standards Number 13 (SFAS 13) at June 30, 2001 as follows:

                                                    2000
                                                  --------
          Equipment under capital leases          $900,065
          Less accumulated amortization            264,472
                                                  --------
                                                  $635,593
                                                  ========

     The following is a schedule of future minimum rental payments under the noncancelable operating lease agreements and the future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2001:

     Year ending June 30,                  Capital Leases     Operating Leases
             ----                             --------            --------
             2002                             $198,328            $ 38,544
             2003                               32,380              36,000
             2004                                 -                 18,000
                                              --------            --------
     Total minimum payments                   $230,708            $ 92,544
                                              ========            ========

     Less amounts representing interest         40,767
                                              --------

     Present value of minimum lease payments   189,941

     Less current portion                      158,915
                                              --------

                                              $ 31,026
                                              ========

     Certain of the capital leases have been personally guaranteed by certain directors and officers and stockholders of the Company. Additionally, the Company has secured certain capital leases with a certificate of deposit in the approximate amount of $37,000.


                                      F15
                                    -  26 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


     Employment Agreements

     The Company has employment agreements with certain of the Company's officers which expire at various dates through February 2003. The agreements require payment of certain minimum compensation levels to the officers upon termination. The future minimum compensation payments under these agreements are as follows:

               Year ending June30,
               -------------------
                    2002                    $283,000
                    2003                     100,000
                                            --------
                                            $383,000
                                            ========

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


NOTE E - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit-Sharing Plan (the Plan) covering substantially all employees. The Plan is funded through discretionary employee contributions and allows the Company to make additional contributions at the discretion of the Board of Directors. There were no discretionary contributions for the years ended June 30, 2001 and 2000. Annual contributions are limited to the amount deductible under the applicable federal income tax provisions.


                                      F16
                                    -  27 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE F - STOCK COMPENSATION PLANS

     During the year ended June 30, 2001, the Company adopted a stock-based compensation plan under which certain employees receive stock options.
The vesting periods range from immediate vesting to vesting over a 3 to 4-year period. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation," and as permitted under SFAS No. 25 and related interpretation in accounting for its plan. Compensation expense recorded under APB No. 25 was approximately $51,000 and $172,000 for the years ended June 30, 2001 and 2000. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plan, net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended June 30, 2001 and 2000:

                                         2001                  2000
                                     -----------           -----------
          NET LOSS
               As reported           $(1,601,911)          $(1,897,648)
               Pro forma             $(1,551,929)          $(1,845,537)

          LOSS PER SHARE - BASIC
               As reported           $     (.01)           $     (.02)
               Pro forma             $     (.01)           $     (.02)

          LOSS PER SHARE - DILUTED
               As reported           $     (.01)           $     (.02)
               Pro forma             $     (.01)           $     (.02)

     The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

          Weighted Average Assumptions                  2001       2000
          ----------------------------                --------   --------
               Dividend yield                               0%         0%
               Expected volatility of Company stock       100%        50%
               Risk-free interest rate                      6%         6%
               Expected holding period (in years)      2 years    3 years

     Presented below is a summary of the status of the Company stock options and related transactions for the year ended June 30, 2001 and 2000.

                                                             Weighted
                                                              Average
                                               Shares     Exercise Price
                                             ----------     ----------
     Options outstanding at June 30, 1999          -        $     -
     Options granted                          3,908,383           .110
     Options exercised                             -              -
                                             ----------     ----------
     Options outstanding at June 30, 2000     3,908,383     $     .110
     Options granted
     Options exercised
     Options forfeited                       (1,541,657)         (.017)

     Options outstanding at June 30, 2001     2,366,726     $     .093
                                             ==========     ==========


                                      F17
                                    -  28 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE F - STOCK COMPENSATION PLANS - CONTINUED

     The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the year ended June 30, 2000 was approximately $396,036.

     The following table summarized the status of stock options outstanding and exercisable at June 30, 2001 and 2000:
As of June 30, 2001

                               Stock Options Outstanding   Stock Options Exercisable
                               -------------------------    -----------------------
                                 Weighted
                                 Average       Weighted                   Weighted
                                Remaining      Average                    Average
   Range of                    Contractual     Exercise                   Exercise
Exercise Prices     Shares     Life (Years)      Price        Shares        Price
---------------   ----------   ------------   ----------    ----------   ----------
                                    No
 $.01 to $.017     1,358,393    Expiration      $0.013       1,358,393     $0.013

                                    No
 $.25 to $.50      1,008,333    Expiration      $0.374          91,666     $0.330
                  ----------                                ----------

                   2,366,726                                 1,450,059
                  ==========                                ==========

As of June 30, 2000

                               Stock Options Outstanding   Stock Options Exercisable
                               -------------------------    -----------------------
                                 Weighted
                                 Average       Weighted                   Weighted
                                Remaining      Average                    Average
   Range of                    Contractual     Exercise                   Exercise
Exercise Prices     Shares     Life (Years)      Price        Shares        Price
---------------   ----------   ------------   ----------    ----------   ----------
                                    No
 $.01 to $.017     2,900,050    Expiration      $0.015       1,127,788     $0.013

                                    No
 $.25 to $.50      1,008,333    Expiration      $0.374          91,666     $0.330
                  ----------                                ----------

                   3,908,333                                 1,219,454
                  ==========                                ==========

NOTE G - COMPANY STOCK

     During the year ended June 30, 2001, the Company issued 2,000,000 shares of stock in lieu of debt obligations of approximately $.035. This issuance caused a reduction in debt obligations of approximately $69,400.

     During the year ended June 30, 2000, the Company raised approximately $2,515,000 through the sale of 16,000,000 shares of its common stock in private offerings. In conjunction with these offerings the Company issued warrants for 6,000,000 shares of company stock at prices ranging from $.50 to $.75 per share. The warrants are callable in three years at prices ranging from $1.00 to $1.25.

     Also, during the year ended June 30, 2000, the Company issued 50,000 warrants for its common stock to a supplier at $.75, which expire in five years.


NOTE H - OPERATING SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", beginning with the year ended
June 30, 2000. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

     In previous years, the Company had four reportable operating segments:
Games and vending focused on computerized games and vending machine manufacturing and distribution. Internet application development engages in internet application development and offers gateway e-mail service as well as its WebBox application. Wireless communications manufactures, services and distributes wireless on-site and wide-area paging systems. New Media which was engaged in the creation of graphic design projects ceased operations during the year ended June 30, 2001.


                                      F18
                                    -  29 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE H - OPERATING SEGMENTS - CONTINUED

     The three remaining reportable operating segments are strategic market units that offer distinct products and services. These segments have been determined based upon the customers and markets served by the Company.
Each segment is managed separately due to the different required technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and intersegment profit, if any, has been eliminated in consolidation.

     Performance measurement and resource allocation for the reportable segments are based on various factors, including earnings (loss) before taxes.

     The Company has allocated the cost of shared services based upon usage and factors that are activity based in nature. The accounting policies for the separate reportable segments are the same as those described for the Company.

Year ended June 30, 2001

                         Games &       Internet      Wireless        New                      Consolidated
 Reportable Segments     Vending     Application  Communication     Media*       Corporate      Totals
                        -----------   -----------   -----------   -----------   -----------   -----------
Revenues                $   284,474   $   403,894   $ 3,268,857   $    39,707   $    37,144   $ 4,034,076
Depreciation
  & amortization                 30       173,130        21,284           280        25,843       220,567
Net earnings (loss)        (958,641)     (322,778)     (269,140)      (55,411)        4,059    (1,601,911)
Assets                       80,875       696,553       542,171         1,001       143,624     1,464,224
Capital expenditures           -            1,974          -             -           16,913        18,887

Year ended June 30, 2000

                         Games &       Internet      Wireless        New                      Consolidated
 Reportable Segments     Vending     Application  Communication     Media*       Corporate      Totals
                        -----------   -----------   -----------   -----------   -----------   -----------
Revenues                $   336,460   $   161,393   $ 2,344,181   $   148,516   $    15,151   $ 3,005,701
Depreciation
  & amortization                223        82,570         9,748           902        19,666       113,109
Net earnings (loss)        (475,581)     (381,115)     (740,021)     (300,931)         -       (1,897,648)
Assets                      988,451     1,161,966       838,745        36,852       735,583     3,761,597
Capital expenditures
  (including capital
  leases)                    36,046       861,373       144,184         4,660        35,900     1,082,163

  *  The New Media segment ceased operations during the year ended
     June 30, 2001.

CONCENTRATIONS

     The Company does not have any individual customers which represent greater than 10% of total sales. The Company does have a vendor that accounts for a substantial portion of its product purchased for the wireless communication segment. The Company believes that a loss of this source of materials could have a material and adverse impact on operating results.


                                      F19
                                    -  30 -
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE I - COMPANY OPERATIONS

     The Company experienced a net loss of approximately $1,602,000 and $1,898,000 for the years ended June 30, 2001 and 2000, respectively, and a has working capital deficit of approximately $1,317,000 and $505,000 at June 30, 2001 and 2000, respectively. The consolidated balance sheet at June 30, 2001 does not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is in the process of seeking additional capital and/or renegotiating financing, while working to bring the Company's operations to a point of profitability and positive cash flows through increased sales and management of operating expenses. The Company believes that the increased sales and profitability will provide the Company with the liquidity that it will require.


NOTE J - DISCONTINUED OPERATIONS

     In December 2000, the Company ceased all operations at K.W. Leisure, Ltd. All remaining assets and liabilities were written off at June 30, 2001 as a loss on disposal of K.W. Leisure, Ltd. Accordingly, the operations of this segment have also been reported separately as a loss on discontinued operations in the accompanying financial statements. Additionally, all operations of K.W. Leisure, Ltd. during the year ended June, 30,2000 were reclassified as income from discontinued operations for financial statement presentation.

     The following represents all components of discontinued operations for the year ended June 30, 2001 and 2000.

                                         2001            2000
                                      ---------       ---------
Revenues                              $  40,102       $ 388,926
Cost of sales                           (35,267)       (256,435)
Operating expenses                     (203,772)       (122,645)
Loss on impairment of goodwill         (486,729)           -
                                      ---------       ---------
Income (loss) from operations of
K.W. Leisure, Ltd.                    $(658,666)      $   9,846
                                      ---------       ---------

     The following assets and liabilities were disposed of related to the loss on discontinued operations for the year ended June 30, 2001.

          Accounts receivable                          $  (62,087)
          Inventory                                    $ (173,180)
          Equipment, net of accumulated depreciation   $  (41,353)
          Other current assets                         $  (18,325)
          Accounts payable                             $  242,591
          Accrued liabilies                            $   27,545
                                                       ----------
          Loss on disposal of K.W. Leisure, Ltd.       $  (24,809)
                                                       ----------


NOTE K - SUBSEQUENT EVENTS

     The Company renegotiated its credit facility agreement effective
August 2001. The maximum advance available is $400,000 with minimum monthly fees of $2,000. All other terms of the original agreement remain the same.


                                      F20
                                    -  31 -
===============================================================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No change


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's directors and executive officers are as follows:

GEOFF WILLIAMS, AGE 56, DIRECTOR AND CHIEF EXECUTIVE OFFICER

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

JOY WILLIAMS, AGE 44, DIRECTOR AND SECRETARY

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

ROBERT PALMQUIST, AGE 69, DIRECTOR

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


                                    -  32 -
===============================================================================

SAL VENI, AGE 40, CHIEF OPERATING OFFICER.

     Sal was a co-founder of Hospitality Innovators in 1995, which was acquired by Brandmakers, Inc. on May 1, 1998. Mr. Veni serves as operations, manager of Zoom Communications in addition to his duties as C.O.O. of Brandmakers, Inc. Mr. Veni has a wealth of experience in the hospitality industry, including Corporate Food and Beverage Director of Ocean Hospitalities, General Manager of Mr. Laff's Riverfront Restaurant and Steak & Ale Restaurant Corp., Bennigan's Trainer and Restaurant Manager. Mr. Veni's comprehensive expertise in all aspects of hotel, food and beverage management has contributed significantly in increasing sales for on-site paging with Zoom Communications.

RUSS FORD, AGE 37, PRESIDENT

     Russ was a co-founder of Hospitality Innovators in 1995, which was acquired by Brandmakers, Inc. on May 1, 1998. Mr. Ford serves as operations, manager of Zoom Communications in addition to his duties as President of Brandmakers, Inc. Mr. Ford brings more than 20 years of hospitality operations and sales experience to Brandmakers. Over the last 10 years, he has worked with companies including Jtech, Signologies and Long Range Systems. Starting as an outside sales representative with Jtech in 1988, he went on to positions as Sales Director and finally Senior Vice President of Sales for Signologies from 1992 through 1994. Mr. Ford's primary focus is managing the relationships with major chains such as Outback Steakhouse, O'Charley's, Applebee's, TGI Friday's, and Logan's Roadhouse. His experience in both hospitality operations and sales has contributed to the continued growth in both sales and profit for the Zoom division.

     All directors serve until the next annual meeting of shareholders, and until their successors are duly elected and qualified. None of the current directors of the Company serves as a director of any other reporting company.


                                    -  33 -
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

     Based solely upon its review of copies of such forms or "no filings required letters" received by it, the Company believes that during the fiscal year ended June 30, 2001, all reports were filed on a timely basis.


Item 10.  Executive Compensation

     Set forth below is a Summary Compensation Table, showing the various elements of compensation earned during the last completed fiscal year and during the previous two years for directors and the company president. No other executive officer received compensation exceeding $100,000 during the fiscal year ended June 30, 2001.
                                       Other     Restr-   Securities             All
Name and                              Annual     icted    Underlying            Other
Principal    Fiscal                   Compen-    Stock     Options/   LTIP     Compens-
Position      Year   Salary   Bonus   sation     Awards      SARs    Payouts    ation
------------  ----  --------  ------  -------   ---------  --------  -------  ---------
CEO           2001  $100,300    -       -          -          -         -         -
Geoff         2000  $ 92,765    -       -          -          -         -         -
Williams      1999  $ 65,765    -       -          -          -         -         -

Director      2001  $ 40,067    -       -          -          -         -         -
Joy           2000  $ 27,925    -       -          -          -         -         -
Williams      1999  $ 25,650    -       -          -          -         -         -

Director      2001  $ 22,706    -       -          -          -         -         -
Robert        2000  $ 44,351    -       -          -          -         -         -
Palmquist     1999  $      0    -       -          -          -         -         -

President     2001  $ 30,281    -       -          -          -         -         -
Russ Ford     2000  $      0    -       -          -          -         -         -
              1999  $      0    -       -          -          -         -         -

COO           2001  $ 30,281    -       -          -          -         -         -
Sal Veni      2000  $      0    -       -          -          -         -         -
              1999  $      0    -       -          -          -         -         -

Former
President     2001  $ 30,925    -       -          -          -         -         -
Hank          2000  $ 65,528    -       -          -          -         -         -
Cleare        1999  $      0    -       -          -          -         -         -

Former CFO    2001  $ 25,083    -       -          -          -         -         -
Chuck         2000  $ 28,666    -       -          -          -         -         -
Massey        1999  $      0    -       -          -          -         -         -

                                    -  34 -
===============================================================================

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

                                                         Percent
                                         Number of     Beneficially
Beneficial Owners                         Shares          Owned
-------------------------------------    ----------    ------------
Geoff Williams (Director and Officer)    25,410,454       20.6%
4931 Bill Cheek Road
Auburn, GA  30011

Joy Williams (Director)                  25,410,454       20.6%
4931 Bill Cheek Road
Auburn, GA  30011

Robert Palmquist (Director)              20,780,317       16.877%
P.O. Box 278118
Sacramento, CA  95827

Russ Ford (Director)                      1,666,667        1.35%
4335 Lake Forest Ct.
Atlanta, GA  30342

Sal Veni                                  1,666,667        1.35%
1325 Capital Circle
Ste. C
Lawrenceville, GA  30043

All Executive Officers and Directors
as a group - Total                       72,536,239       60.85%


                                    -  35 -
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

     Section 16(a) Beneficial Ownership Reporting Compliance


Item 13.  Exhibits and Reports on Form 8-K

                                    -  36 -
===============================================================================

                                  SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDMAKERS, INC


/s/ Geoff Williams          Chief Executive Officer          September 28, 2001
------------------          and Director                     ------------------
    Geoff Williams

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                            DATE


/s/ Geoff Williams          Chief Executive Officer          September 28, 2001
    --------------          and Director                     ------------------
    Geoff Williams


                                    -  37 -
===============================================================================