Form 10QSB
period 2001-09-30
BRANDMAKERS INC
filed 2001-11-15
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2001

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

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of November 1, 2001.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                   For the Quarter Ended September 30, 2001

                                    INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION PAGE

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001
              and September 30, 2001 . . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Statement of Operations for
              the three months ended September 2000 and 2001 . . . . .   4

           Condensed Consolidated Statements of Cash Flows for
              the three months ended September 2000 and 2001 . . . . .   5

           Notes to Consolidated Financial Statements  . . . . . . . .   6

   Item 2 -

      Management's Discussion and Analysis . . . . . . . . . . . . . . 7 - 8


PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9

   Item 2  Changes in Securities and Use of Proceeds . . . . . . . . .   9

   Item 3  Default Upon Senior Securities  . . . . . . . . . . . . . .   9

   Item 4  Submission of Matters to a Vote of Security Holders . . . .   9

   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . .   9

   Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                 June 30,       2001
                                                  2001      (unaudited)
                                               -----------   -----------
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $    51,917   $    32,465
     Receivables
          Trade                                    302,910       284,189
          Less allowance for doubtful accounts      25,000        25,000
                                               -----------   -----------
                                                   277,910       259,189

     Inventories                                   206,402       166,895
     Other current assets                             -               38
                                               -----------   -----------
               Total current assets                536,229       458,587

PROPERTY AND EQUIPMENT - net                       845,293       808,947

OTHER ASSETS
     Certificates of deposit - pledged              37,096        37,096
     Deferred interest                                -              474
     Prepaid insurance                                -              809
     Deposits                                       45,606        45,606
                                               -----------   -----------
                                                    82,702        83,985
                                               -----------   -----------
                                                 1,464,224     1,351,519
                                               ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                            $   142,013   $   108,633
     Notes payable                                 843,400       838,400
     Accounts payable                              405,768       475,716
     Deferred revenue                              267,108       262,745
     Other current liabilities                      36,037        44,290
     Current portion of capital leases             158,915        96,402
                                               -----------   -----------
               Total current liabilities         1,853,241     1,826,186

CAPITAL LEASES, less current portion                31,026        31,026

LONG-TERM DEBT                                        -           13,912

STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
          shares of $.001 par value                123,141       123,141
     Additional paid-in capital                  2,979,672     2,979,672
     Retained earnings (deficit)                (3,522,856)   (3,622,418)
                                               -----------   -----------
                                                  (420,043)     (519,605)
                                               -----------   -----------
                                               $ 1,464,224   $ 1,351,519
                                               ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                    September 30,
                                                 2000           2001
                                              (unaudited)    (unaudited)
                                              ------------   ------------
Revenues                                      $  1,133,775   $    824,983

Cost of goods sold                                 710,606        434,403
                                              ------------   ------------

     Gross profit                                  423,169        390,580

Operating expenses
     Salaries and wages                            370,863        242,687
     Rent                                           62,102         33,413
     Advertising                                    14,871         13,728
     Depreciation and amortization                  55,239         55,296
     Research and development                       62,037           -
     Other operating expenses                      272,474        114,284
                                              ------------   ------------
                                                   837,586        459,408
                                              ------------   ------------

               Operating loss                     (414,417)       (68,828)

Other income (expense)
     Interest expense                              (63,696)       (30,734)
                                              ------------   ------------
     Loss from continuing operations              (478,113)       (99,562)

     Discontinued operations
       Loss from operations of
          K.W. Leisure, Ltd.                      (119,319)          -
                                              ------------   ------------
               NET LOSS                       $   (597,432)  $    (99,562)
                                              ============   ============


Earnings per share
     Basic
      Loss from continuing operations         $     (0.00)   $     (0.00)
      Loss from discontinued operations             (0.00)         (0.00)
                                              ------------   ------------
          NET LOSS                                  (0.00)         (0.00)
                                              ============   ============

     Diluted
      Loss from continuing operations         $     (0.00)   $     (0.00)
      Loss from discontinued operations             (0.00)         (0.00)
                                              ------------   ------------
          NET LOSS                                  (0.00)         (0.00)
                                              ============   ============


Average number of shares outstanding:
     Basic                                     121,140,504    121,140,504
                                              ============   ============
     Diluted                                   121,768,218    122,671,794
                                              ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                          September 30,
                                                       2000           2001
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $   (597,432)  $    (99,562)

Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities
     Depreciation and amortization                       64,694         55,296
     (Increase) decrease in assets and
       increase (decrease) in liabilities
          Receivables                                   307,297         18,721
          Inventories                                   (95,552)        39,507
          Other current assets                            2,724            (38)
          Accounts payable                              298,379         69,948
          Accrued expenses                             (111,976)         8,253
          Deferred revenue                                 -            (4,363)
                                                   ------------   ------------
          Net cash provided by (used in)
            Operating activities                       (131,865)        87,762

Cash flows from investing activities
     (Increase)decrese in deposits                      (14,542)          -
     Capital expenditures                                  -           (18,950)
     Other changes in long term assets                  (14,877)        (1,283)
                                                   ------------   ------------
                                                        (29,419)       (20,233)

Cash flows from financing activities
     Reductions in notes payable, long term debt,
       And Capital leases                               (52,659)       (53,601)
     Advances on notes payable                          200,730           -
     Net payments on line of credit                        -           (33,380)
                                                   ------------   ------------
                                                        148,071        (86,981)
Net increase (decrease) in cash and
  cash equivalents                                      (13,213)       (19,452)

Cash and cash equivalents at beginning of
   Of the period                                         82,587         51,917
                                                   ------------   ------------

Cash and cash equivalents at end of
   Of the period                                   $     69,374   $     32,465
                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND CERTAIN CASH FLOW INFORMATION:

The Company's noncash investing and financing activities for the three month period ended September 30, 2001 are as follows:

There was no significant noncash investing and financing activities for the three month period ended September 30, 2001.

                                     - 5 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of Brandmakers Inc.'s (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 2001.

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

During December 2000, the Company made a decision to discontinue the operations of its United Kingdom operations of K.W. Leisure. The Company is seeking a manufacturer that would continue to produce the pusher machines under a license agreement. The operations of K.W. Leisure have been restated as discontinued operations through September 2000 in the approximate amount of $119,000.
The operations of the segment have ceased since the time of the Company's decision.


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 2001 and 2000.

Revenue decreased 27.2% from $1,133,775 to $824,983 for the three months ended September 30, 2001 compared to September 30, 2000. Cost of sales for the period were $434,403 versus $710,606 resulting in a gross profit of $390,580 for September 30, 2001 compared to $423,169 for September 30, 2000. Expenses for the three month period were $459,408 for 2001 versus $837,586 in 2000. Consequently, after interest expenses of $30,734, there was a loss of $99,562 for the period ended September 30, 2001 compared to a loss of $597,432 after interest expenses of $63,696 for the period ended September 30, 2000. The net loss for the period ended September 30, 2000 includes losses from discontinued operations of K.W. Leisure Ltd. of $119,319.


                                     - 7 -
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities - The Company's net cash flow from operating activities resulted in deficits of $87,762 for the three-month period ended September 30, 2001 compared to a deficit of $131,865 for the same period in 2000. For the three-month period ended September 30, 2001 accounts receivable decreased by $18,721 and accounts payable increased by $69,948. Inventories decreased by $39,507 during the three-month period in 2001 as compared to an increase of $95,552 for the 2000 period. Accrued expenses increased by $8,253 during the three-month period ended September 30, 2001, while deferred revenue for WebBox sign ups decreased by $4,363 from $267,108 to $262,745. The deficit decreased significantly from $597,432 in the period ended September 30, 2000 to $99,562 in 2001 due to significantly lower operating expenses. The cost of goods sold was much lower as a percent of sales due, in part, to the low cost of WebBox sign ups during the current three month period.

Cash flow from Investing Activities- The Company's net cash used in investing activities was $20,233 for the three months ended September 30, 2001 versus $29,419 for the same period in 2000.

Cash Flow from Financing activities- The company's net cash flow from financing activities was a deficit of $86,891 for the three-month period ended September 30, 2001 versus an increase of $148,071 for the same period in 2000. During the 2001 three-month period, notes payable, long term debt and capital leases were reduced by $53,601 while net payments on the line of credit totaled $33,380.

RECENT DEVELOPMENTS

In a continuing effort to reduce expenses, Brandmakers employees' salaries were reduced by 20% while officers' salaries were reduced by 30% to 50%. Rental expenses were reduced by $2,000 per month during the quarter as well.

The Internet division continues the subscription program on WebBox while offering free email once per week on MailStart. WebBox subscriptions were increased on July 1, 2001 from $6 to

$10 annually. As of November 6, 2001 over 84,000 credit cards had been charged for this program. Recurring income will commence February 1, 2002 allowing for further upgrades and service features as well as additional promotional programs.

ZOOM Communications continues to phase out the competitive wide area paging and concentrate on the more profitable on-site paging systems. Server paging, guest paging, and manager paging products are all manufactured for ZOOM and sold via direct sales as well as through an extensive network of dealers and resellers. The Gift Card and Loyalty programs offer good potential as well.

The Gamosity division produces and manufactures vending machines and computerized games. Cellular phone vending machines allows for dispensing of prepaid cellular phones. Computer disk dispensing machines for floppy disks, zip disks, super disks and compact discs continue to be sold in small quantities for placement in colleges and universities.

The economic climate has been poor for many firms including Brandmakers and sales have not kept pace with expectations.


                                     - 8 -
-------------------------------------------------------------------------------

Part 2:  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         The lawsuit with Jtech has been settled satisfactorily with our Insurance Carrier settling for $10,000 which they paid to JTech. ZOOM Communications can continue to service and repair Jtech units which is a profit center that we wished to continue.

         The lawsuit with K.W. Machines, Ltd. is still pending.


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

November 16, 2001                      By: /s/ Geoff Williams
-----------------                          ------------------
(Date)                                     Geoff Williams,
                                           Director & Chief Executive Officer


                                     - 10 -
-------------------------------------------------------------------------------