Form 10QSB
period 2001-12-31
BRANDMAKERS INC
filed 2002-02-12
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from         to

                        Commission file number 0-28184

                              BRANDMAKERS, INC.
                              -----------------
      (Exact name of small business issuer as specified in its charter)

                 Utah                                 37-1099747
              ----------                              ----------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

                140 Satellite Blvd. Ste. C, Suwanee, GA  30024
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

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of January 15, 2002.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                   For the Quarter Ended December 31, 2001

                                    INDEX

                                                                       PAGE
PART I:    FINANCIAL INFORMATION PAGE

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2001                                       3

           Condensed Consolidated Statement of Operations for the
              six and three Months ended December 2000 and 2001           4

           Condensed Consolidated Statements of Cash Flows for the
              six months ended December 2000 and 2001                     5

           Notes to Consolidated Financial Statements                     6

   Item 2 -

      Management's Discussion and Analysis                              6-8


Part II:   Other Information

   Item 1  Legal Proceedings                                              8

   Item 2  Changes in Securities and Use of Proceeds                      8

   Item 3  Default Upon Senior Securities                                 8

   Item 4  Submission of Matters to a Vote of Security Holders            8

   Item 5  Other Information                                              8

   Item 6  Exhibits and Reports on Form 8-K                               8


Signatures                                                                9

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                 June 30,       2001
                                                  2001      (unaudited)
                                               -----------   -----------
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $    51,917   $    26,985
     Receivables
          Trade                                    302,910       259,878
          Less allowance for doubtful accounts     (25,000)      (25,000)
                                               -----------   -----------
                                                   277,910       234,878

     Inventories                                   206,402        88,013
                                               -----------   -----------
               Total current assets                536,229       349,876

PROPERTY AND EQUIPMENT - net                       845,293       777,187

OTHER ASSETS
     Certificates of deposit - pledged              37,096        37,096
     Deferred interest                                -              474
     Prepaid insurance                                -              809
     Deposits                                       45,606        53,889
                                               -----------   -----------
                                                    82,702        92,268
                                               -----------   -----------
                                                 1,464,224     1,219,331
                                               ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                            $   142,013   $   101,591
     Notes payable                                 843,400       838,400
     Accounts payable                              405,768       386,460
     Deferred revenue                              267,108       203,392
     Other current liabilities                      36,037        65,929
     Current portion of capital leases             158,915       106,585
                                               -----------   -----------
               Total current liabilities         1,853,241     1,702,357

CAPITAL LEASES, less current portion                31,026        30,859

LONG-TERM DEBT                                        -             -

STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
          shares of $.001 par value                123,141       123,141
     Additional paid-in capital                  2,979,672     2,979,672
     Retained earnings (deficit)                (3,522,856)   (3,522,856)
     Retained earnings - current year                 -          (93,842)
                                               -----------   -----------
                                                  (420,043)     (513,885)
                                               -----------   -----------
                                               $ 1,464,224   $ 1,219,331
                                               ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six Months Ended            Three Months Ended
                                                December 31,                 December 31,
                                            2000           2001           2000           2001
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                        ------------   ------------   ------------   ------------
Revenues                                $  2,087,110   $  1,621,277   $    953,335   $    796,294

Cost of Goods Sold                         1,407,041        853,323        696,435        418,920
                                        ------------   ------------   ------------   ------------
   Gross Profit                              680,069        767,954        256,900        377,374

Operating Expenses
   Salaries and wages                        532,065        437,580        161,202        213,357
   Rent                                       97,079         59,404         34,977         25,991
   Advertising and promotion                  16,292         18,533          1,421          4,805
   Depreciation and amortization             110,478        110,592         55,239         55,296
   Research and development                   68,831          1,769          6,794          3,395
   Other operating expenses                  305,893        199,504         33,419         65,130
                                        ------------   ------------   ------------   ------------
                                           1,130,638        827,382        293,052        367,974
                                        ------------   ------------   ------------   ------------
      Operating Income (Loss)               (450,569)       (59,428)       (36,152)         9,400

Other Income (expense)
   Interest expense                          (99,690)       (34,414)       (35,994)        (3,680)
                                        ------------   ------------   ------------   ------------
                                             (99,690)       (34,414)       (35,994)        (3,680)
                                        ------------   ------------   ------------   ------------

Profit (Loss) before taxes                  (550,259)       (93,842)       (72,146)         5,720
   Income taxes                                 -              -              -              -
                                        ------------   ------------   ------------   ------------
      Profit (loss) from continuing
         operations                         (550,259)       (93,842)       (72,146)         5,720

Discontinued operations:
   Profit or loss from operations of
      K.W. Leisure, Ltd. Ltd.               (682,679)          -          (563,360)          -
                                        ------------   ------------   ------------   ------------
      Net profit (loss)                   (1,232,938)       (93,842)      (635,506)         5,720
                                        ============   ============   ============   ============


Per share information
   Basic
      Profit (loss) from:
         Continuing operations          $     (0.00)   $     (0.00)   $     (0.00)   $      0.00
         Discontinued operations              (0.01)         (0.00)         (0.01)          0.00
                                        ------------   ------------   ------------   ------------
                                        $     (0.01)   $     (0.00)   $     (0.01)   $      0.00
                                        ============   ============   ============   ============

Diluted
   Profit (loss):
         Continuing operations          $     (0.00)   $     (0.00)   $     (0.00)   $      0.00
         Discontinued operations              (0.01)         (0.00)         (0.01)          0.00
                                        ------------   ------------   ------------   ------------
                                        $     (0.01)   $     (0.00)   $     (0.01)   $      0.00
                                        ============   ============   ============   ============

Average number of shares outstanding:
   Basic                                 121,140,504    121,140,504    121,140,504    121,140,504
                                        ============   ============   ============   ============
   Diluted                               122,044,080    122,671,794    122,044,080    122,671,794
                                        ============   ============   ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                           December 31,
                                                       2000           2001
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $ (1,232,938)  $    (93,842)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
     Depreciation and amortization                      130,009        110,592
     Stock option expense                                51,525           -
     Write-off of K.W. Leisure Ltd. Goodwill            486,729           -
     (Increase) decrease in assets and
       Increase (decrease) in liabilities
          Accounts receivable                           479,609         43,032
          Inventories                                   (75,731)       118,389
          Other current assets                          (17,449)          -
          Accounts payable                              346,356        (19,308)
          Accrued expenses                             (207,930)        29,892
          Deferred Revenue                                 -           (63,716)
                                                   ------------   ------------
Net cash provided by (used in) operating activities     (39,821)       125,039

Cash flows used in investing activities
     Capital expenditures                                  -           (42,485)
     (Increase) decrease in deposits                         (1)        (8,283)
     Other changes in long term assets                  (14,877)        (1,283)
                                                   ------------   ------------
                                                        (14,878)       (52,051)

Cash flows used in financing activities
     Reductions in long term debt and
       capital leases                                  (145,551)       (57,498)
     Advances on notes payable                          118,926           -
     Reduction in line of credit                           -           (40,422)
                                                   ------------   ------------
                                                        (26,625)       (97,820)

Net decrease in cash and cash equivalents               (81,324)       (24,932)
                                                   ------------   ------------

Cash and cash equivalents at
  beginning of the period                                82,587         51,917
                                                   ------------   ------------

Cash and cash equivalents at
  end of the period                                       1,263         26,985
                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND CERTAIN CASH FLOW INFORMATION:

The Company's noncash investing and financing activities for the six-month period ended December 31, 2001 are as follows:

There were no significant noncash investing and financing activities for the six-month period ended December 31, 2001.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from significant losses but a continued improvement in the current three-month period is encouraging. There are still financial difficulties with a negative working capital that must be overcome. Management's plan in regard to these matters is described in the management discussion and analysis. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From time to time, the Company may have asserted or unasserted claims arising in the normal course of business. The Company does not expect losses, if any, arising from these asserted or unasserted claims to have a material effect on the financial statements.

During December 2000, the Company made a decision to discontinue the operations of its United Kingdom operations of K. W. Leisure. The operations of the segment have ceased with a lawsuit still pending.



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


                                     - 6 -
-------------------------------------------------------------------------------

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 2001 AND 2000.

Revenue decreased 16.5% from $953,335 to $796,294 for the three months ended December 31, 2001 compared to December 31, 2000. Cost of sales were reduced significantly from $696,435 in 2000 to $418,920 in 2001 resulting in a gross profit of $377,374 for the December 31, 2001 period versus $256,900 for the December 31, 2000 period. Expenses for the three-month period were $367,974 in the 2001 period and after deducting interest expenses of $3,680, there was a profit of $5,720. Please see Recent Development for additional income and savings for the period. Expenses for the 2000 period were $293,052 and after deducting $35,994 in interest, there was a loss of $72,146 with an overall loss of $635,506 after the loss from discontinued operations of K.W. Leisure, Ltd. Revenues for ZOOM Communications were much lower in the 2001 period due, in part, to the phase out of wide area paging. Cost of goods sold were 53% of sales in the three month period ended December 31, 2001 versus 73% in the 2000 period. Revenues were up significantly for the Internet Division with a very low cost of sales in the 2001 period compared to the same period in 2000. The improvement in the gross profit in 2001 versus 2000 is attributed to the lower cost of goods sold due to the phaseout of wide area paging with very low profit margins because of competition and WebBox subscriptions providing significant income for the 2001 period. The WebBox subscription income commenced on February 1, 2001 and results in a very low cost of goods sold.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED DECEMBER 2001 AND 2000.

Revenue decreased 22.3% from $2,087,110 from the six months ended
December 31, 2000 to $1,621,277 for the six months ended December 31, 2001. Cost of sales were reduced significantly from $1,407,041 in 2000 to $853,323 in 2001 resulting in a gross profit of $767,954 for the December, 2001 period versus $680,069 for the December, 2000 period. Expenses for the six-month period in 2001 were $827,382 resulting in a loss after interest expense of $93,842. Expenses for the six-month period in 2000 were $1,130,638 and after interest expense of $99,690, there was a loss of $550,259 with a total loss of $1,232,938 after $682,679 from the loss of operations of K.W. Leisure. Revenues for ZOOM Communications were much lower in the 2001 period due, in part, to the phase out of wide area paging. Cost of goods sold were 53% of sales in the six month period ended December 31, 2001 versus 67% in the 2000 period. Revenues were up significantly for the Internet Division with a very low cost of sales for the 2001 period compared to the same period in 2000. The improvement in the gross profit in 2001 versus 2000 is attributed to the lower cost of goods sold due to the phaseout of wide area paging with very low profit margins because of competition and WebBox subscriptions providing significant income for the 2001 period. The WebBox subscription income commenced on February 1, 2001 and results in a very low cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities - the company's net cash flow from operating activities was $125,039 for the six month period ended December 31, 2001 compared to a deficit of $39,821 for the 2000 period. For the six months ended December 31, 2001, accounts receivable decreased by $43,032, compared to a decrease of $479,608 for the six months ended December 31, 2000. Inventories decreased by $118,389 during the six-month period in 2001 compared to an increase of $75,731 for the 2000 period. Other current assets were zero for the six-month period ended 2001 versus an increase of $17,449 for the six months ended 2000. Accounts payable decreased $19,308 for the six months ended December 31, 2001 compared to an increase of $346,356 for the 2000 period. Accrued expenses increased $29,892 for the six-month period ended December 31, 2001 versus an decrease of $207,930 for the like period in 2000. Deferred revenue recognized from WebBox sign ups was $63,716 for the 2001 period and none for the 2000 period. The net loss decreased significantly from $1,232,938 in the six-month period ended December 31, 2000 to $93,842 for the six-month period ended December 31, 2001. The 2000 period operating loss was $550,259 and the improvement in 2001 was due to a much lower cost of goods sold as well as reduced expenses.


                                     - 7 -
-------------------------------------------------------------------------------

Cash flow from Investing Activities - the company's net cash used in investing activities was $52,051 in the six month period ended December 31, 2001 versus $14,878 for the same period in 2000.

Cash flow from Financing Activities - the company's net cash flow from financing activities was a deficit of $97,920 for the six month period ended December 31, 2001 versus a deficit of $26,625 for the same period in 2000. During the 2001 period, there was a reduction of $40,422 on the line of credit with long-term debt and capital leases reduced by $57,498.

RECENT DEVELOPMENTS

The final three-month period for Brandmakers was difficult financially and additional income or savings was derived as follows:

     a) Our insurance company reimbursed Brandmakers $24,343 for expenditures regarding the Jtech Lawsuit.

     b) The officers and directors did not receive a paycheck on November 15, 2001 with paychecks continuing to be reduced for all personnel.

     c) WebBox offered 10,000 subscribers to the service in 2001 to renew at $8 instead of $10 for the year. Over 2000 took advantage of the early renewal, generating in excess of $16,000 in December 2001.

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



Part 2:   OTHER INFORMATION



Item 1:   LEGAL PROCEEDINGS

The lawsuit with K. W. Machines, Ltd. was still pending on December 31, 2001. However, the Judge in the State Court of Gwinnett County, Georgia ruled in favor of K. W. Machines Limited and granted the Motion for Summary Judgment on January 8, 2002. The judgment is for $320,000 and Brandmakers will attempt to reach an agreement with K. W. Machines, Ltd. for a substantially reduced amount on a payment plan.


                                     - 8 -
-------------------------------------------------------------------------------

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

February 12, 2002                      By: /s/ Geoff Williams
-----------------                          ------------------
(Date)                                     Geoff Williams,
                                           Director & Chief Executive Officer