Form 10KSB/A
period 2001-06-30
BRANDMAKERS INC
filed 2002-03-26
CIK 1011972

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
                                    Amended


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


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW


Headquartered in Lawrenceville, Georgia, Brandmakers is a diversified company engaged in communications, Internet development and electronic game and vending equipment.

Mason Oil Company, Inc., a fully reporting public company, acquired Brandmakers on October 22, 1999, and subsequently changed its name to Brandmakers, Inc. Prior to this reverse acquisition, Brandmakers had expanded its umbrella to add complementary divisions spurring overall growth. With its first acquisitions in 1998 of Hospitality Innovators, a communications company, and MailStart, an internet technology development firm, Brandmakers expanded its presence in the technology community. Additional expansion included leasing a new facility with 4000 square feet of office space and 7,400 square feet of warehouse space to house the Brandmakers' Divisions.

In February 2000, Brandmakers acquired the assets of Multi-Page Communications, LLC, a wireless paging manufacturing company and in March 2000, assets of K.W. Machines, Ltd. in Ramsgate, England were purchased from KW Leisure, Ltd, formed as a wholly owned subsidiary of Brandmakers. KW Machines was a manufacturer of coin pusher entertainment equipment. K.W. Machines and K.W. Leisure are not related parties.

                                    -  3 -
===============================================================================

RECENT DEVELOPMENTS

The Securities and Exchange Commission entered an order instituting public proceedings pursuant to section 21C of the Securities Exchange Act of 1934, making findings and imposing a cease and desist order on September 27, 2001 which was accepted by Brandmakers as of June 25, 2001. The order was threefold, first the Securities and Exchange Commission determined that the March 15, 2001 news release regarding the Laser Q contained materially false and misleading information when there was no reasonable basis from which to make the projections. Second, Brandmakers materially misrepresented the capability and viability of its Splash Studios division. Third, a press release dated August 21,2000 by Brandmakers announced a "binding agreement" to sell a controlling interest to a public company in thirty days when there was only a letter of intent.

Brandmakers is experiencing financial difficulties and recently reduced employee salaries across the board by 20%. Management salaries have been reduced periodically over the past year and most recently by 30% to 50%. Brandmakers has a history of losses, with an accumulated deficit of $3,522,856 at June 30, 2001 and negative working capital. Because of these matters, Brandmakers auditors expressed their doubts about our ability to continue as a going concern.

The three principal shareowners, Geoff Williams, Joy Williams and Bob Palmquist have agreed to reduce their holdings of the common stock of Brandmakers, Inc. by a total of 21,066,066 or 7,022,022 each and increase the common stock holdings of Russ Ford, President, and Sal Veni, Chief Operating Officer to 12,000,000 shares each with no consideration. However, the agreement has a contingency pending a favorable tax opinion.

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

COMPANY DIVISIONS

MAILSTART - INTERNET APPLICATIONS
The Internet Development division of Brandmakers, provides universal web based email solutions. MailStart (www.mailstart.com) is an email access gateway, which allows consumers to access their POP3 email boxes via the Web. MailStart continues to provide email access services to On Command Corporation, a provider of in room interactive entertainment, internet services, business information and guest services for the lodging industry.
WebBox (www.webbox.com), an information consolidation management product, was added to MailStart's services in October 1999. WebBox offers complete email consolidation for five email accounts, online file storage, calendar and schedule functions, contact management, and Web bookmark and page monitoring features. MailStart was a free service with over one million users but we were unable to come close to profitability with advertising revenues so we elected to commence a subscription service on WebBox January 15, 2001 with all of the initial credit cards charged on February 1, 2001. At that time, we restricted the free usage of MailStart to once per week to encourage WebBox sign ups at $6 annually. On July 1, 2001 we increased the annual fee to $10.

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

Zoom manufactures a complete line of onsite paging systems including NexCall, our new guest paging coaster system. NexCall was released at the National Restaurant Show in Chicago, May 2001 and is the most advanced guest paging system on the market today. Server paging, Guest paging and Manager paging products are all manufactured for Zoom and sold via direct sales as well as through an extensive network of dealers and resellers around the world. Zoom paging systems are used in every state in the U.S. as well as Canada, Mexico and more than twenty other countries, making Zoom a truly global company. Waiter Call, the latest product to be released will come sometime during Q4 of the calendar year 2001.

This year the division also produced Zoom E-Gift. Together with Datamark Technology, we brought to market a hospitality specific Gift Card and Loyalty Program. This program replaces existing paper gift certificates which are difficult to manage. Customers J Crew, Brooks Brothers, Ruths' Chris and Caf, Enterprises all look to Zoom and Datamark to provide the best gift card and loyalty programs.

Zoom has also moved into the managed data area with the introduction of Zoom E-Comment. Our company is the exclusive marketer of this Touch-Screen Electronic Comment Card manufactured by Superb Serv Technologies. E-Comment takes the place of old paper comment cards and secret shopper services giving restaurants real time data. The program can be set up with Zoom managing the data or restaurants may choose to manage the information at their location.

                                    -  4 -
===============================================================================

GAMOSITY - GAMES & VENDING
The Gamosity division produces and manufactures vending machines and computerized games. Some of their products include:

Virtual Reality Golf is a computerized golf game with a 34 monitor housed in custom-built cabinetry. The patented club, sensor pad, and roller ball are on a separate console placed in front and to the side of the cabinet. Players swing a club with an infrared beam over the sensor base, which activates the ball on the screen whether driving, pitching or putting. The console roller ball allows players to choose courses and options. The game allows the player(s) to play a round of golf on one of fifteen world- renowned courses with audio that provides commentary on player's swings. From April, 1997 through June, 1999, this product provided the majority 0f Brandmakers income but sales have declined considerably since that time.

Skill Machines: Brandmakers designs and imports amusement with prize (AWP) machines to its plant in Lawrenceville Georgia. Bill acceptors, printers, or ticket dispensers are installed to comply with U.S. laws and standards. Testing of this equipment is being conducted.

Coin Pushers: These machines have rotating shelves with bright gold or silver tokens or coins with the object being to drop additional coins that will cause coins on shelves to drop into a tray. This type of equipment may be used in casinos or to dispense tickets for redemption in arcade type locations. Brandmakers holds part of the patent rights and these machines will be manufactured by others or by Brandmakers now that additional software is nearing completion. The patents are fairly new with durations of seventeen to twenty years in the UK, Europe and the United States. The patented technology will be important to Brandmakers if and when production is commenced or possibly through royalties from a contract manufacturer.

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
===============================================================================

COMPETITION

All of the markets that Brandmakers services are highly competitive. Many of these competitors possess greater financial, technical, and other resources than the company. Wide area pagers are manufactured and distributed by numerous companies and due to the lack of profitability, ZOOM Communications is phasing out of that market. Furthermore, one-way paging is slowly being replaced by two-way paging and cellular service. On-site paging is a growing market.
JTECH, Inc. and Long Range Systems both sell competitive on-site paging products.

Gamosity has numerous competitors in both the games and vending markets. The cell phone vending machines have just one column for pagers and pager competition will have little effect on this market. Our vending machines can dispense any type of pager but the primary market is for cell phones.

Mailstart and Webbox compete as internet application service providers. Several other companies have web sites that provide similar services. There are several free email services with advertising that may be used by anyone. WebBox serves as a subscription service without advertising and includes features such as sending and receiving attachments, 20 megabytes of storage space, up to five email accounts, calendar, address book, bookmarks and folders for organizing all content.

DEPENDENCE ON SUPPLIERS; MANUFACTURING RISKS
We rely primarily on outside suppliers and subcontractors for substantially all of our parts, components, and manufacturing supplies. ZOOM Communications relies on a pager and coaster manufacturer in Korea for most of their product and a loss of this supplier would have an adverse impact on operating results. We do maintain long-term supply contracts with several of our key suppliers. The disruption or termination of our supply or subcontractor arrangements could have a material adverse effect on our results of operations. Our reliance on third parties involves significant risks, including reduced control over delivery schedules and quality assurance. In addition, vendor delays or quality problems could also result in lengthy production delays.

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


ITEM 3.  LEGAL PROCEEDINGS

The lawsuits reported in the 10 QSB for the period ended 12/31/00 with Jtech and K.W. Machines, Ltd. are still pending. The Jtech lawsuit concerns competition with the ZOOM Communications division. The lawsuit with K.W. Machines, Ltd. pertains to the missed final payment by Brandmakers as of September 2000.

The lawsuit reported in the 10 QSB for the period ended 3/31/01 with Kenan Global Enterprises, LLC was settled satisfactorily in the fourth quarter of the fiscal year which cost Brandmakers $11,000.


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

This report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words believe, anticipates, plans, expects, and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.
These factors include, without limitation, changes in the regulation of the wireless communication and internet industry at either the federal and state levels, competitive pressures in the wireless communication and internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

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

The Company experienced a $717,594 loss from operations in 2001 versus a loss of $1,352,600 in 2000. The total loss for the fiscal year ended June 30, 2001 was $1,601,911 which included a loss of $710,475 for the discontinued operations of K.W. Machines, Ltd. Salaries and wages decreased to $1,131,252 in 2001 from $1,508,215 in 2000. With additional equipment, depreciation and amortization increased to $220,567 in 2001 from $113,109 in the prior year. Other operating expenses increased in 2001 to $749,638 from $522,690 in 2000.

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

Liquidity and Capital Resources

CASH USED IN OPERATING ACTIVITIES - The Company's net cash flow from operating activities was $56,471 in 2001 and a deficit of $1,584,144 in 2000. The deficit in 2000 was primarily due to a ramp-up in sales and the resulting need to support this increasing level of business with a higher investment in inventories, coupled with increasing accounts receivable and additional marketing expenses. In 2001, receivables decreased by $438,610 and deferred revenue increased by $267,108 which was created by WebBox pay per use income being spread out over one year. Brandmakers cannot continue as a going concern with losses that have occurred over the past two years. The current three month period will show improvement, which must be continued. Over the next fiscal year it will be necessary to restructure debt and discontinue activities that continue to show losses. Brandmakers has limited sources of liquidity and therefore must show improvement by a reduction in losses via improved operating losses with reduced cost of sales and expenses. It is our belief that operations can be funded until February, 2002 partially with continued WebBox sign ups during the interim period and recurring income commencing February, 2002. The combined debt including both Multi-Page and K.W. Machines Ltd. is $843,400 as of June 30, 2001 and must be restructured over time for Brandmakers to continue as a going concern.

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

The accompanying consolidated financial statements as of June 30, 2001 have been prepared assuming that the Company will continue as a going concern.
As discussed in Note I to the consolidated financial statements, the Company has suffered significant losses through the year ended June 30, 2001 and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The consolidated balance sheet at June 30, 2001 does not include any adjustments that might result from the outcome of this uncertainty.

Bearden & Smith, Auditors
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

       The accompanying notes are an integral part of these statements. Deferred stock options represent options of Hank Cleare.

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
                        =========                  =========

Subsequent to the acquisition of the Multi-Page Communications assets, it was determined that the inventories did not have any significant ongoing value.
The majority of the inventory was made up of crystals, which was determined to be worthless. Due to continued losses by this division subsequent to the acquisition, the Company determined that there had been an impairment loss related to this acquisition based upon the judgment of Brandmakers management. As a result, the Company recognized an impairment loss of approximately $494,000, related primarily to the original inventory and goodwill amounts during the year ended June 30, 2000. The Company is currently in default on the remaining payments due on this obligation and is making alternative payments (note C).

In December 2000, the Company ceased all operations of K.W. Leisure, Ltd.
Due to the lack of performance, the Company determined that there had been an impairment loss related to this acquisition. As a result, the Company closed this segment of their operations (note J) and recognized an impairment loss on goodwill of approximately $487,000. The Company is currently in default on the final installment debt payment of $320,000 that was due in September 2000.
The holder of this debt initiated a lawsuit as mentioned under legal proceedings.

3. REVENUE RECOGNITION

The Company recognizes revenue on products sold at the time of shipment and considers purchase orders being fulfilled at that time. Products are warranted and may be returned under terms specified in warranties. Revenue for services provided are recognized when the actual services have been performed.

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
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


                            EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain of the Company's officers which expire at various dates through February 2003. The agreements require payment of certain minimum compensation levels to the officers upon termination. The future minimum compensation payments under these agreements are as follows: Note: This is an amended report and these agreements were taken off the books subsequent to the initial filing.

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
===============================================================================

                       Brandmakers, Inc. and Subsidiary

                            June 30, 2001 and 2000


NOTE F - STOCK COMPENSATION PLANS

During the year ended June 30, 2001, the Company adopted a stock-based compensation plan under which certain employees receive stock options.
The vesting periods range from immediate vesting to vesting over a 3 to 4-year period. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation, and as permitted under SFAS No. 25 and related interpretation in accounting for its plan. Compensation expense recorded under APB No. 25 was approximately $51,000 and $172,000 for the years ended June 30, 2001 and 2000. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plan, net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended June 30, 2001 and 2000:

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

                                                        Weighted
                                                         Average
                                          Shares     Exercise Price
                                        ----------     ----------
Options outstanding at June 30, 1999          -        $     -
Options granted                          3,908,383           .110
Options exercised                             -              -
                                        ----------     ----------
Options outstanding at June 30, 2000     3,908,383     $     .110
Options granted                               -              -
Options exercised                             -              -
Options forfeited                       (1,541,657)         (.017)
                                        ----------     ----------
Options outstanding at June 30, 2001     2,366,726     $     .093
                                        ==========     ==========


                                      F17
                                    -  28 -
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


NOTE H - OPERATING SEGMENTS

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, beginning with the year ended June 30, 2000. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

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

No change


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors and executive officers are as follows:

GEOFF WILLIAMS, AGE 56, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Williams has been Chief Executive Officer of Brandmakers since its founding in 1992. Mr. Williams has been operating his own company since 1983, when he started G.W. Leisure, Ltd. At the time of this last acquisition, Mr. Williams was Chief Executive Officer of Greyhound UK. Mr. Williams next formed Imperial Resources Inc. to allow his company to expand in the overseas marker. In 1990, he developed Clown A Round and Beat the Pro leisure games for Star Manufacturing, USA. Mr. Williams moved to Atlanta, Georgia from England in September 1991, while still employed by Star Manufacturing as head of new products. Mr. Williams has been a Fellow of the Import & Export Trade since 1987.

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

All directors serve until the next annual meeting of shareholders, and until their successors are duly elected and qualified. None of the current directors of the Company serves as a director of any other reporting company. Directors are not currently compensated other than as employees.

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

Based solely upon its review of copies of such forms or no filings required letters received by it, the Company believes that during the fiscal year ended June 30, 2001, all reports were filed on a timely basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports on Form 8-K.

          Form 8-K filed 10/25/00, announced the resignation of Hank W. Cleare, Registrant's President and Chief Operating Officer.

      (b) Exhibits filed as part of this report.

          None.

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



     SIGNATURE                      TITLE                            DATE


/s/ Geoff Williams          Chief Executive Officer          September 28, 2001
    --------------          and Director                     ------------------
    Geoff Williams     Amended March 25, 2002

/s/ Joy Williams           Principal Financial Officer       September 28, 2001
    --------------          and Director                     ------------------

    ______________
    Joy Williams       Amended March 25, 2002


                                    -  37 -
===============================================================================