Form 10QSB
period 2002-03-31
BRANDMAKERS INC
filed 2002-05-15
CIK 1011972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended March 31, 2002

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

              140 Satellite Blvd. Ste. C, Suwanee, Georgia 30043
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (770) 338-1958
                                --------------
                         (Issuer's telephone number)

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,135,787 shares common stock, $.001 par value, were outstanding as of May 15, 2002.


===============================================================================

                              BRANDMAKERS, INC.
                                 FORM 10-QSB
                     For the Quarter Ended March 31, 2002

                                    INDEX

                                                                       PAGE
PART I:   FINANCIAL INFORMATION

   Item 1 -

      Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001
              and March 31, 2002 . . . . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Statement of Operations for
              the nine and three months ended March 2001 and 2002. . .   4

           Condensed Consolidated Statements of Cash Flows for
              the nine and three months ended March 2001 and 2002. . .   5

           Notes to Consolidated Financial Statements  . . . . . . . .   6

   Item 2 -

      Management's Discussion and Analysis . . . . . . . . . . . . . . 7 - 8


PART II:  OTHER INFORMATION

   Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9

   Item 2  Changes in Securities and Use of Proceeds . . . . . . . . .   9

   Item 3  Default Upon Senior Securities  . . . . . . . . . . . . . .   9

   Item 4  Submission of Matters to a Vote of Security Holders . . . .   9

   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . .   9

   Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                     - 2 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                         CONSOLIDATED BALANCE SHEETS

                                                 June 30,     March 31,
                                                  2001          2002
                                               -----------   -----------
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $    51,917   $    57,186

     Receivables
          Trade                                $   302,910   $    70,132
     Less allowance for doubtful accounts      $   (25,000)  $   (25,000)
                                               -----------   -----------
                                               $   277,910   $    45,132

     Inventories                               $   206,402   $    31,669
                                               -----------   -----------

          Total current assets                 $   536,229   $   133,987

PROPERTY AND EQUIPMENT - net                   $   845,293   $   586,003

OTHER ASSETS
     Certificates of deposit - pledged         $    37,096   $    37,096
     Deposits                                  $    45,606   $    47,282
     NTN Stock                                 $      -      $    20,000
                                               -----------   -----------
                                               $    82,702   $   104,378

                                               $ 1,464,224   $   824,368
                                               ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                            $   142,013   $      -
     Notes payable                             $   843,400   $   831,428
     Accounts payable                          $   405,768   $   132,322
     Deferred revenue                          $   267,108   $   297,059
     Other current liabilities                 $    36,037   $     6,942
     Accrued Salaries                          $      -      $    65,191
     Current portion of capital leases         $   158,915   $    59,787
                                               -----------   -----------
          Total current liabilities            $ 1,853,241   $ 1,392,729

CAPITAL LEASES, less current portion           $    31,026   $    50,852

LONG-TERM DEBT

STOCKHOLDERS' EQUITY
     Common stock - authorized 200,000,000
          shares of $0.001 par value           $   123,141   $   123,141
     Additional paid-in capital                $ 2,979,672   $ 2,979,672
     Retained earnings (deficit)               $(3,522,856)  $(3,722,026)
                                               -----------   -----------
                                               $  (420,043)  $  (619,213)
                                               -----------   -----------

                                               $ 1,464,224   $   824,368
                                               ===========   ===========

                                     - 3 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended            Three Months Ended
                                                       March 31,                     March 31,
                                                  2001           2002           2001           2002
                                              ------------   ------------   ------------   ------------
Revenues                                      $    492,649   $    813,135   $    162,106   $    317,616

Cost of goods sold                            $    157,706   $    219,108   $     40,389   $    108,287
                                              ------------   ------------   ------------   ------------
     Gross Profit                             $    334,943   $    594,027   $    121,717   $    209,329

Operating Expenses
     Salaries and Wages                       $    468,045   $    265,540   $    153,158   $     83,653
     Other operating expenses                 $    616,140   $    486,852   $    203,293   $    146,678
                                              ------------   ------------   ------------   ------------
                                              $  1,084,185   $    752,392   $    356,451   $    230,331

Operating income (loss)                       $   (749,242)  $   (158,365)  $   (234,734)  $    (21,002)

Other Income (expense)
     Interest Expense                         $   (113,840)  $    (38,194)  $    (27,922)  $     (3,781)
     Loss on disposal of assets               $       -      $    (37,267)  $       -      $    (37,267)
                                              ------------   ------------   ------------   ------------
                                              $   (113,840)  $    (75,461)  $    (27,922)  $    (41,048)

     Loss from continuing operations          $   (863,082)  $   (233,826)  $   (262,656)  $    (62,050)

Discontinued operations
     Gain on sale of Zoom communications      $       -      $     39,856   $       -      $     39,856
     Gain (loss) on discontinued operations of
          Zoom Communications                 $    194,803   $     (5,200)  $    144,636   $    (83,134)
     Gain (loss) on discontinued operations of
          KW Leisure LTD                      $   (682,679)  $       -      $       -      $       -
                                              ------------   ------------   ------------   ------------
     Total discontinued operations            $   (487,876)  $     34,656   $    144,636   $    (43,278)

     Net income (loss)                        $ (1,350,958)  $   (199,170)  $   (118,020)  $   (105,328)
                                              ============   ============   ============   ============

Per share information
     Basic
          Loss from continuing operations     $     (0.01)   $      0.00    $      0.00    $      0.00
          Loss from discontinued operations   $     (0.01)   $      0.00    $      0.00    $      0.00
                                              ------------   ------------   ------------   ------------
                                              $     (0.01)   $      0.00    $      0.00    $      0.00

     Diluted
          Loss from continuing operations     $      0.01    $      0.00    $      0.00    $      0.00
          Loss from discontinued operations   $      0.01    $      0.00    $      0.00    $      0.00
                                              ------------   ------------   ------------   ------------
                                              $      0.01    $      0.00    $      0.00    $      0.00
                                              ============   ============   ============   ============

     Average number of shares outstanding
          Basic                                121,140,504    121,140,504    121,140,504    121,140,504
                                              ============   ============   ============   ============
          Diluted                              122,044,080    122,671,794    122,044,080    122,671,794
                                              ============   ============   ============   ============

                                     - 4 -
-------------------------------------------------------------------------------

                              Brandmakers, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                            March 31,
                                                       2001           2002
                                                   (unaudited)    (unaudited)
                                                   ------------   ------------
Net loss                                           $ (1,350,958)  $   (199,170)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
     Depreciation and amortization                 $    165,717   $    165,216
     Stock option expense                          $     51,525   $       -
     Write-off of K.W. Leisure Ltd, Goodwill       $    486,729   $       -
     Loss on disposal of assets                    $       -      $     37,267
     (Gain) on sale of Zoom communications         $       -      $    (39,856)
     (Increase) decrease in assets and
     Increase (decrease) in liabilities
          Accounts receivable                      $    461,594   $     87,098
          Inventories                              $    (76,852)  $    126,686
          Other current assets                     $        514   $       -
          Accounts Payable                         $    245,915   $    (39,162)
          Accrued expenses                         $   (197,652)  $     36,096
          Deferred Revenue                         $    205,406   $     29,951
                                                   ------------   ------------
Net cash (used in) provided
     by operating activities                       $     (8,062)  $    204,126

Cash flows used in investing activities
     Capital expenditures                          $       -      $    (41,411)
     Proceeds from the disposal of equipment       $       -      $      1,900
     (Increase) decrease in Deposits               $     (5,252)  $      1,676
     Other changes in long term assets             $    (11,165)  $       -
                                                   ------------   ------------
                                                   $    (16,417)  $    (37,835)

Cash flows provided by financing activities
     Reductions in long-term debt
          and capital leases                       $   (478,126)  $    (91,274)
     Reduction in line of credit                   $       -      $    (69,748)
     Advances on notes payable                     $    151,134   $       -
     Decrease (Increase) in pledged
          certificate of deposit                   $    322,980   $       -
                                                   ------------   ------------
                                                   $     (4,012)  $   (161,022)

Net increase or decrease in cash and
     cash equivalents                              $    (28,491)  $      5,269

Cash and cash equivalents at
     beginning of the period                       $     82,587   $     51,917

Cash and cash equivalents at end of the period     $     54,096   $     57,186

SUPPLEMENTAL SCHEDULE of noncash investing and financing activities and certain cash flow information:
The Company's noncash investing and financing activities for the nine month period ended March 31, 2002 are as follows:
The Company sold the various assets and liabilities of the Zoom Communication division per the attached 8-K for 20,202 shares valued at $20,000 in restricted stock of NTN Communications.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from significant losses and losses have continued during 2002 forcing a divesture of one division discussed under recent developments. There are still financial difficulties with a negative working capital that must be overcome. Management's plan in regard to these matters is described in the management discussion and analysis. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

From time to time, the Company may have asserted or unasserted claims arising in the normal course of business. The Company does not expect losses, if any, arising from these asserted or unasserted claims to have a material effect on the financial statements.

During December 2000, the Company made a decision to discontinue the operations of its United Kingdom operations of K.W. Leisure. The operations of the segment have ceased which resulted in a judgment against Brandmakers, Inc.
In addition, as discussed under recent developments, the Company has sold its Zoom Communication division which has resulted in gains and losses in discontinued operations as presented.


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 2002 and 2001.

For accounting purposes, we have removed the revenue, cost of goods sold and the majority of expenses from the income statements in both 2001 and 2002 from the ZOOM Communications division to discontinued operations. See Recent Developments.

After adjustments, revenue increased to $317,616 for the three months ending March 31, 2002 from $162,106 for the three months ending March 31, 2001.
Cost of sales were $108,287 in the 2002 period resulting in a gross profit of $209,329 compared with cost of sales of $40,389 in the 2001 period resulting in a gross profit of $121,717. Salaries were $83,653 and operating expenses $146,678 in 2002 versus salaries of $153,158 and operating expenses of $203,293 in 2001. After losses on disposal of assets and interest the loss from continuing operations was $62,050 in the three months ending March 31, 2002 versus a loss from continuing operations of $262,656 in the same period in 2001. After a gain on discontinued operations of the Zoom Communication division of $144,636 in the three months ended March 31, 2001 and a loss on discontinued operations of $83,134 for the three months ended March 31, 2002, the net loss for three months ended March 31, 2001 totaled $118,020 compared to a net loss of $105,328 for the three months ended March 31, 2002.
WebBox renewal income commenced in February 2002, providing good cash flow for the period although the income is spread out over twelve months.
See Recent Developments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED MARCH 2002 AND 2001.

For accounting purposes, we have removed the revenue, cost of goods sold and the majority of expenses from the income statements in both 2001 and 2002 from the ZOOM Communications division and KW Leisure, LTD to discontinued operations. See Recent Developments.

After adjustments, revenue increased to $813,135 for the nine months ended March 31, 2002 from $492,649 for the nine-month period ended March 31, 2001. Cost of sales were $219,108 in the 2002 period resulting in a gross profit of $594,027 compared with cost of sales of $157,706 in the 2001 period resulting in a gross profit of $334,943. Salaries were $265,540 and operating expenses $486,852 in the 2002 period versus salaries of $468,045 and operating expenses of $616,160 in 2001. After a gain on discontinued operations of $194,803 for the Zoom Communication division, and a loss on discontinued operations of $682,679 for KW Leisure, LTD, the net loss totaled $1,350,958 for the nine month period ended March 31, 2001. After a gain on sale of Zoom Communications of $39,856 and a loss on discontinued operations of Zoom Communications of $5,200, the net loss for the nine month period ended March 31, 2002 total $199,170. WebBox renewal income commenced in February 2002, providing good cash flow for the period although the income is spread out over twelve months.


                                     - 7 -
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Please note that adjustments were made to the balance sheet on March 31, 2002 due to the sale of ZOOM Communications, which have an effect upon our comparisons.

CASH USED IN OPERATING ACTIVITIES - the company's net cash flow from operating activities was $204,126 for the nine month period ended March 31, 2002 compared to a deficit of $8,062 for the 2001 period. Accounts receivable decreased $87,098 in the 2002 period compared to a decrease of $461,594 in 2001. Inventories decreased by $126,686 in the nine-month period ended March 31, 2002 versus an increase of $76,852 in 2001. Other current assets did not change in 2002 as compared to a decrease of $514 in the 2001 period. Accounts payable decreased by $39,162 in the 2002 period versus an increase of $245,915 in 2001. Accrued expenses increased by $36,096 in 2002 compared to a decrease of $197,652 in 2001. Deferred revenue recognized by WebBox sign ups increased by $29,951 versus an increase of $205,406 in 2001. Note that the WebBox subscription service commenced in February 2001 resulting in the initial large increase and the increase in 2002 is a result of renewal income. The net loss decreased significantly from $1,350,958 in 2001 to $199,170 in the nine-month period ended March 31, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES - The company's net cash used in investing activities was $37,835 in the nine month period ended march 31, 200 compared to a deficit of $16,417 for the same period in 2001.

CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities was a deficit of $161,022 in the 2002 period versus a deficit of $4,012 in 2001.

RECENT DEVELOPMENTS

Brandmakers Inc. sold their ZOOM Communications division effective
April 5, 2002 under an Asset Purchase Agreement with NTN Communications, Inc. The transaction was consummated and substantially complete as of March 31, 2002 and has been reflected in this 10QSB. Brandmakers Board of Directors determined that they had to divest themselves of the division to survive without the resources to absorb the losses or for expansion. A copy of the Form 8-K filed with the Securities and Exchange Commission is attached as an exhibit indicating the assets and liabilities that were transferred.
As indicated, Brandmakers also received $20,000 of restricted common shares of NTN Communications, Inc.

For the three months ended March 31, 2002, ZOOM Communications in House paging shows a loss of $36,910. However, the separate corporate overhead for the period was a loss of $197,905, so with a significant share of this loss allocated to ZOOM, the decision by the Board of Directors was not difficult.

Also, as reported in Form 8-K attached as an exhibit, Multi-Page Communications was quite cooperative in restructuring the outstanding debt of $518,400 to $100,000 with $5,000 down and $95,000 amortized over five years at 9% interest with a balloon payment at the end of one year. If a payment is missed under the new agreement, the full amount becomes due; therefore the entire outstanding debt of $518,400 still remains recorded in notes payable.

As discussed under Legal Proceedings, there is a final judgment in favor of
K. W. Machines Limited in the amount of $320,000. Brandmakers is hopeful that this debt can be restructured as well and avoid a reorganization proceeding.

WebBox commenced renewal income in February 2002, which has been quite beneficial in terms of cash flow. We have an opt-in procedure for those whose credit cards have expired and an opt-out procedure for all others when we charge their credit cards. It is still too premature to quote a renewal percentage. Approximately two thirds of our new WebBox subscriptions come from MailStart, which is our free service that can be used only once per week.


                                     - 8 -
-------------------------------------------------------------------------------

Part 2:  OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

     We reported in our 10QSB for the three-month period ending on December 31, 2001 that there was a summary judgment granted to K.W. Machines, Ltd. for $320,000. This has subsequently been recorded as a final judgment. This liability is recorded under notes payable on the consolidated balance sheet.


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


Item 3:  DEFAULT UPON SENIOR SECURITIES

         None


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5:  OTHER INFORMATION

         None


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K attached as an exhibit with an effective date of 4/5/02 but pertinent to this 10QSB Filing.


                                     - 9 -
-------------------------------------------------------------------------------

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDMAKERS, INC.                      (Registrant)
MAY 15, 2002
                                       By: /s/ Geoff Williams
                                               --------------------------
                                              (Geoff Williams, Director &
                                               Chief Executive Officer)


                                       By: /s/ Joy Williams
                                               --------------------------
                                              (Joy Williams, Secretary)



                                     - 10 -
-------------------------------------------------------------------------------