Form 10KSB
period 2002-06-30
BRANDMAKERS INC
filed 2002-09-30
CIK 1011972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________.

Commission file number: 0-28184

BRANDMAKERS, INC. (Exact name of small business issuer in its charter)

Utah State of Incorporation)	37-109974 (I.R.S. Employer Identification No.)

140 Satellite Bl. Suite C, Suwanee, GA (Address of principal executive office)	30024 (Zip Code)

Issuer's telephone number: (770) 338-1958

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange On Which Registered None

Securities registered to pursuant to Section 12(g) of the Exchange Act: $0.001 par value Common Stock (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year consisted of income in the amount of approximately $2,400,000 which includes revenues from ZOOM Communications.

128,567,147 shares of the issuer's Common Stock were outstanding as of September 26, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

BRANDMAKERS, INC.

For Fiscal Year Ended June 30, 2002-07-15

TABLE OF CONTENTS

Form 10-KSB

PART I

Item		Page
1	Description of Business	3
2	Description of Property	7
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	7
	PART II
5	Market for Issuer's Common Equity and Related Stockholder Matters	7
6	Management's Discussion and Analysis or Plan of Operation	8
7	Financial Statements	11
8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
	PART III
9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	34
10	Executive Compensation	36
11	Security Ownership of Certain Beneficial Owners and Management	36
12	Certain Relationships and Related Transactions	37
13	Exhibits and Reports on Form 8-K	38
	Signatures	39

Item 1: Description of Business

OVERVIEW

Headquartered in Suwanee, Georgia, Brandmakers is a diversified company engaged in Internet development and electronic game and vending equipment.

In October 1999, Brandmakers went public via a reverse merger with Mason Oil, a fully reporting public shell company and then changed the name to Brandmakers, Inc. With its first acquisitions in 1998 of Hospitality Innovators, subsequently renamed ZOOM Communications, a communications company and MailStart, an Internet technology development firm, Brandmakers expanded its presence in the technology community. Brandmakers Suwanee facility contains 4,280 square feet of office space and 9,720 square feet of warehouse/manufacturing space securing the Gamosity division as well as the corporate staff. The MailStart/WebBox division is located in a 1,600 square foot facility in Sacramento, California with offsite hosting facilities.

In February 2000, Brandmakers acquired the assets of Multi-Page Communications, LLC, a wireless paging manufacturing company and in March 2000, assets of K. W. Machines, Ltd. in Ramsgate, England were purchased from KW Leisure, Ltd. and formed as a wholly owned subsidiary of Brandmakers. K. W. Machines was a manufacturer of coin pusher entertainment equipment. K. W. Machines and K. W. Leisure are not related parties.

RECENT DEVELOPMENTS

Brandmakers, Inc. sold their ZOOM communications division effective April 5, 2002 under an asset purchase agreement with NTN Communications, Inc. A copy of Form 8-K filed with the Securities and Exchange Commission is attached as an exhibit indicating the assets and liabilities transferred with negative net assets of $19,856.20 for the division. Assets and liabilities sold under this arrangement included accounts receivable of $145,681, inventory of $45,052, fixed assets of $95,691, accounts payable of $234,285 and a line of credit payable of $72,265. Brandmakers received $20,000 of restricted common shares of NTN Communications, Inc.

For the three months ended March 31,2002, ZOOM Communications in-house paging reflected a loss of $36,910 before corporate overhead. The corporate overhead for the period was $197,905 and with a majority of this overhead allocated to ZOOM; the total loss for the division was significantly more. Consequently, the sale of the division approved by the Board of Directors was based upon the survival of the Company.

Multi-Page Communications agreed to restructure the outstanding Company debt of $518,400 as reported in the 8-K attached as an exhibit. Per the agreement the debt was reduced to $100,000 with a $5,000 down payment and $95,000 amortized over five years at 9% interest with a balloon payment at the end of one year. Consequently, the Company will owe a final payment of $81,205.05 on February 20, 2003, with no more than a 30-day grace period. Also, per the agreement, if a payment is missed, including the final payment, the full original amount becomes due; therefore the entire debt of $518,400 less interim payments remains as a note payable on the balance sheet until paid in full.

During the fourth quarter of our fiscal year, we retained the services of MRB Investor Relations, LLC to initially assist us in raising capital and subsequently to make recommendations as well as implement an Investor Relations program. The fee for this program is a combination of cash and stock. We issued a certificate for 1,231,360 shares of Brandmakers, Inc. common stock to them on June 19, 2002. Additionally, we paid them for two months of service from May 8, 2002 through July 7, 2002 but could not continue any longer without raising additional capital.

We also retained the services of Chris Smith who has been an advisor to the Board of Directors since February 2001. The consulting agreement is through July 2002 and calls for the issuance of 4,000,000 common shares of Brandmakers, Inc. to Mr. Smith for present and past consulting activities. The S-8 for these shares was filed July 18, 2002 and a certificate for 4,000,000 shares was issued on July 29, 2002. A prior restricted stock certificate for 3,000,000 shares was issued to Mr. Smith 0n May 22, 2002 and that certificate was cancelled on July 29, 2002 upon issuance of the 4,000,000 shares. Mr. Smith also introduced us to MRB Investor Relations, LLC.

COMPANY DIVISIONS

MailStart-WebBox Internet Applications

The Internet Development division of Brandmakers provides universal web based email solutions. MailStart ( http://www.mailstart.com/ ) is an email access gateway, which allows consumers to access their POP3 email boxes via the web. MailStart is a free service now limited to once per week usage to encourage sign-ups for WebBox, our subscription service. WebBox ( http://www.webbox.com ), an information consolidation management product, was added to MailStart's services in October 1999. WebBox offers complete email consolidation for five email accounts, 20MB of online file storage, calendar and schedule functions, contact management, and Web bookmark and page monitoring features. Mailstart was a free service with over one million users, but we were unable to come close to profitability with advertising revenues, so we elected to change WebBox ( http://www.webbox.com/ ) to a subscription service on January 15, 2001. At that time, we restricted the free usage of MailStart to once per week to encourage WebBox sign ups at $6 annually. On July 1, 2001, we increased the annual fee to $10. WebBox is advertising-free, which is worth more than the annual fee to many users. WebBox is more than competitive with the current features. We increased the annual fee for WebBox from $10 to $15 on September 3, 2002. A program to control Spam is being tested for implementation in October, 2002.

Gamosity - Games and Vending

The Gamosity division produces and manufactures vending machines. Their products include the following:

Virtual Reality Golf: A computerized golf game with a 34 inch monitor housed in custom-built cabinetry. The patented club, sensor pad, and roller ball are on a separate console placed in front and to the side of the cabinet. Players swing a club with an infrared beam over the sensor base, which activates the ball on the screen whether driving, pitching or putting. The console roller ball allows players to choose courses and options. The game allows the player(s) to play a round of golf on one of fifteen world- renowned courses with audio that provides commentary on player's swings. From April 1997 through June 1999, this product provided the majority of Brandmakers income. We do not anticipate additional sales until new software is developed to modernize the game.

Skill Machines: Brandmakers designs and imports amusement with prize (AWP) machines to its plant in Suwanee, Georgia. Bill acceptors, printers, or ticket dispensers are installed to comply with U.S. laws and standards. These machines are available for distributorships. Casinos, bars, sports facilities and recreation centers are prime locations for these machines where local laws permit.

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

Computer Disk Dispenser: A professionally designed Computer Disk dispensing machine with educational facilities being the prime market. The machine dispenses floppy disks, zip disks, super disks and compact discs for a nominal fee. Each machine has an attractive exterior for advertising in addition to a scrolling marquis, which gives the operator multiple revenue opportunities.

Cellular Phone Vendor: This new product allows dispensing of prepaid cellular phones and prepaid phone cards. These machines have eight columns, two for cell phones, one for pagers and five for prepaid phone cards.

Internet Kiosks: The kiosks are equipped with icitAmerica telecenters, 19-inch monitors, bill acceptors and credit card readers. The kiosks all have fax, copy and print capabilities. Income is derived from time usage and advertising. Advertising is sold to local merchants and users may print out offers to take advantage of discounts or coupons. We sold several of these machines during the year but do not anticipate additional sales at this time.

Prepaid Phone Card Machines: Our two column phone card machines are competitively priced for today's market. These machines offer consumers an easy, inexpensive way to purchase phone cards at extremely reasonable rates. Attractive metal housing units are freestanding and convenient to install, working well in a variety of retail outlets.

Pull Tab Machines: Pull Tabs are legal in several states and are sold in retail outlets and in conjunction with bingo games for charitable organizations. Also, pull tabs are sold at Indian Reservations and by a few state lotteries. Pull tabs are also issued as prizes in conjunction with sales of other types of products where legal. We do anticipate a demand for this equipment based upon current orders. We received orders for several during the fiscal year ended June 30, 2002 as well.

Stamina-RX machines: We received an order for 100 machines to dispense this product during the fiscal year but we do not anticipate any additional orders at this time.

COMPETITION

All of the markets that Brandmakers services are highly competitive. Many of these competitors possess greater financial, technical, and other resources than the company. MailStart and WebBox compete as Internet application service providers. Several other companies have web sites that provide similar services. There are several free email services with advertising that may be used by anyone. WebBox serves as a subscription service without advertising and includes features such as sending and receiving attachments, 20 megabytes of storage space, up to five email accounts, calendar, address book, bookmark and folders for organizing all content. However, there are several competitors that provide similar services.

Gamosity has numerous competitors in both the games and vending markets. Many of these competitors have substantial resources and manufacture in much larger quantities which leads to significant price competition.

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

EMPLOYEES

Today, Brandmakers has 10 employees and subcontractors in all divisions. The staff has been reduced primarily due to the sale of ZOOM Communications to control expenditures to be more in line with present sales and lack of profits. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

LACK OF DIVIDENDS

We have never paid any dividends on our common stock. We anticipate that, for the foreseeable future, any earnings that may be generated from operations will be used to support internal growth and that dividends will not be paid to stockholders.

Item 2: Description of Property

The company does not own any real property. Brandmakers leases 14,o00 square feet of office and warehouse space at 140 Satellite Bl. Suite C Suwanee, GA 30024. This is a seven year lease and is being partially sub- leased due to the sale of ZOOM Communications. For the MailStart-WebBox division, the company leases 1600 square feet of office space located at 9261 Folsom Bl. Suite 400, Sacramento, CA 95826 with offsite hosting facilities.

Item 3: Legal Proceedings

The lawsuit with Jtech was settled satisfactorily with the ZOOM Communications division and our Insurance Carrier reimbursed Brandmakers for all expenses.

The lawsuit with K.W. Machines, Ltd. resulted in a final judgment granted to K.W. for $320,000 which is carried on the balance sheet. Due to continuing losses, Brandmakers has been unable to offer a satisfactory pay arrangement or settlement amount.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fiscal year covered by this report.

Part II

Item 5: Market for Issuer's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the OTC Bulletin Board under the symbol BMKS. The Company estimates that at August 30, 2002, there were approximately 2,500 holders of Brandmakers common stock. The Company has never declared or paid any cash dividends on its common stock and does not anticipate payment of any dividends for the foreseeable future. The Company is not subject to any restrictions that limit its ability to pay dividends other than the unavailability of funds and a statutory restriction in the Utah Revised Corporation Business Act which prohibits distributions to shareholders if, after giving effect to such distribution:

  The company would not be able to pay its debts as they become due in the usual course of business; or
  The Company's total assets would be less than the sum of its total liabilities.

The following table sets forth the range of high and low bid information as reported by the Bulletin Board Services for the Brandmakers common stock for each quarter of the last fiscal year ended June 30, 2002. Over the Counter quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low
June 30, 2001	0.016	0.016
September 30, 2001	0.01	0.01
December 31, 2001	0.02	0.02
March 31, 2002	0.009	0.009
June 30, 2002	0.007	0.007

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

Overview

Through the reverse acquisition in November 1999, the Company became a public reporting company. The Company raised funds through private placements of equity securities. These funds were used to invest in all of the Company's divisions. The ZOOM Communications division provided the majority of revenues but was sold to NTN Communications due to rising losses.

Gamosity, the games and vending division, is making progress primarily with pull tab vending machines and skill games. There are also modest sales of cell phone dispensing machines as well as computer disk dispensing machines. Coin Pusher machines are also a possibility for the next fiscal year.

MailStart remains as a free service which may be accessed just once per week to encourage sign ups for WebBox, our premium subscription service. WebBox is advertising free with numerous features including up to five email accounts and 20 megs of storage. The annual fee for the unlimited use of WebBox is $15.

Results of Operations:

Year Ended June 30, 2002 compared to Year Ended June 30, 2001.

Revenues: Note that both revenues and expenses of the ZOOM Communications division are presented as losses from discontinued operations for both periods since that division was sold in April, 2002. The Company had revenues of $998,342 for the year ended June 30, 2002 as compared to $765,219 for the same period in 2001. This represents an increase of over 30.4%. The primary reason for the increase is renewal income for WebBox as well as increased sales for games and vending. MailStart-WebBox revenues increased from $403,894 in 2001 to $560,953 in 2002 while deferred revenue increased from $267,108 in 2001 to $296,162 in 2002. Deferred revenue is carried as a current liability on the balance sheet and represents WebBox income spread out over a twelve month period. Revenues for games and vending increased from 284,474 in 2001 to $437,389 in 2002.

Cost of Sales: The Company's cost of sales decreased from $313,402 for the year ended June 30, 2001 to $305,513 for the same period in 2002. This was a decrease of just over 2.5%. The gross profit in 2001 was $451,807 which is 59% while the gross profit in 2002 was $692,829 which is just over 69%. The majority of the increase in gross profits can be attributed to the increased WebBox revenues with a relatively low cost of sales.

Operating Expenses: Operating expenses for the year ended June 30, 2002 were $744,462 as compared to $984,474 for the same period in 2001. The Company experienced a loss from operations of $51,633 in 2002 including $186,332 for amortization and depreciation as compared to a loss from operations of $532,667 in 2001 including $178,149 for amortization and depreciation. Salaries and wages decreased from $415,804 in 2001 to $296,959 in 2002. Other operating expenses decreased from $285,380 in 2001 to $201,584 in 2002.

Other Income and Expense: For the fiscal year ended June 30, 2002 interest expense was $45,612 with interest income of $2,039 compared to interest expense of $107,733 and interest income of $14,784 in 2001. There was a loss on disposal of assets of $37,267 in 2002 period.

Discontinued Operations: The Company experienced a loss for the year ended June 30, 2002 of $297,870 from the operations of ZOOM Communications and a gain on the sale of ZOOM of $39,856. For the period ended 2001, there was a loss of $685,666 from the operations of K.W. Leisure and a loss $24,809 on the disposal of K.W. Leisure. There was also a loss for the 2001 period of $265,820 from the operations of ZOOM Communications.

Overall, the loss for the year ended June 30, 2002 was $390,487 as compared to a loss for the same period in 2001 of $1,601,911.

Liquidity and Capital Resources

Cash Flows from Operating Activities: The Company's net cash flow from operating activities was $157,288 in 2002 compared to $56,471 in 2001. In 2001 there were losses of $486,729 for impairment of goodwill, $24,809 for discontinued operations of K.W. Leisure and $51,525 for stock option expenses. Receivables decreased by $438,610 in 2001 compared to a decrease of $127,737 in 2002. Inventories decreased by $68,489 in 2001 versus a decrease of $139,722 in 2002. Accounts payable increased by $195,662 in 2001 compared to a decrease of $54,756 in the same period of 2002. Deferred revenues increased by $267,108 in 2001 due to WebBox subscription income being spread out over one year and increased another $29,054 in 2002. Other current liabilities decreased by $186,932 in 2001 and increased by $35,202 in 2002. Brandmakers has has had significant losses through the year ended June 30, 2002 and has negative working capital of $1,393,325. WebBox cash flow has been helpful, particularly during the months of February, March and April 2002 for past due debts and to overcome losses and expenses in the divesture of the ZOOM Communications division. Currently, games and vending sales have been increasing which is necessary to achieve an operating profit. It is recognized that the Company needs to raise additional capital.

Cash Flows from Investing Activities: Capital expenditures totaled $18,887 in 2001 and by $49,749 in 2002 plus an additional $1,855 used for purchase of certificates of deposit in 2002. In 2001, a certificate of deposit in the amount of $320,884 matured and was paid to a leasing company for MailStart-WebBox equipment.

Cash Flow from Financing Activities: The cash used in financing activities was totaled $151,377 for the year ended June 30, 2002 compared to $389,138 for the same period in 2001. There were payments on a line of credit of $54,500 in 2002 versus borrowings of $142,013 on the line of credit in 2001. Principal payments on notes payable were $17,888 in 2002 and $7,200 in 2001. Principal payments under capital lease obligations were $77,652 in 2002 compared to payments of $523,951 in 2001. Cash as of June 30, 2002 was $6,224 compared with $51,917 on June 30, 2001. Additional financing will be necessary for Brandmakers to expand activities as well as to meet obligations.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS' REPORT

BRANDMAKERS, INC. AND SUBSIDIARY

June 30, 2002 and 2001

CONTENTS

INDEPENDENT AUDITORS' REPORT	3

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF OPERATIONS	5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-23

[Letterhead of Bearden & Smith, P.C.]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Brandmakers, Inc.

We have audited the accompanying consolidated balance sheets of Brandmakers, Inc. and Subsidiary (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brandmakers, Inc. and Subsidiary as of June 30, 2002 and 2001 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of June 30, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in note I to the consolidated financial statements, the Company has suffered significant losses through the year ended June 30, 2002 and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note I. The consolidated balance sheet at June 30, 2002 does not include any adjustments that might result from the outcome of this uncertainty.

/S/BEARDEN & SMITH, P.C.

Atlanta, Georgia

August 23, 2002

- F 3 -

Brandmakers, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

June 30, 2002 and 2001

	2002	2001
ASSETS
CURRENT ASSETS
Cash	$6,224	$51,917
Receivables - trade	24,493	302,910
Less allowance for doubtful accounts	20,000	25,000
	4,493	277,910

Inventories	19,233	206,402
Other current assets	808	0
Total current assets	30,758	536,229

PROPERTY AND EQUIPMENT - net	540,760	845,293

OTHER ASSETS
Certificates of deposit - pledged	38,951	37,096
Investment	20,000	0
Deposits	15,269	45,606
	74,220	82,702

	$645,738	$1,464,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$0	$142,013
Notes payable	825,512	843,400
Accounts payable	116,728	405,768
Deferred revenue	296,162	267,108
Other current liabilities	71,239	36,037
Current portion of long-term debt	2,153	0
Current portion of capital leases	112,289	158,915
Total current liabilities	1,424,083	1,853,241

LONG-TERM DEBT, less current portion	11,758	0

CAPITAL LEASES, less current portion	0	31,026

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - authorized 200,000,000 shares of $.001 par value	127,568	123,141
Additional paid-in capital	2,995,672	2,979,672
Retained earnings (deficit)	(3,913,343)	(3,522,856)
	(790,103)	(420,043)

	$645,738	$1,464,224

The accompanying notes are an integral part of these statements.

- F 4 -

Brandmakers, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2002 and 2001

	2002	2001

Revenues	$998,342	$765,219

Cost of sales	305,513	313,412

Gross profit	692,829	451,807

Operating expenses
Salaries and wages	296,959	415,804
Rent	58,045	101,908
Advertising	1,542	3,233
Depreciation and amortization	186,332	178,149
Other operating expenses	201,584	285,380
	744,462	984,474

Operating loss	(51,633)	(532,667)

Other income (expense)
Interest expense	(45,612)	(107,733)
Interest income	2,039	14,784
Loss on disposal of assets	(37,267)	0
	(80,840)	(92,949)

Loss from continuing operations	(132,473)	(625,616)

Discontinued operations
Loss from operations of K.W. Leisure, Ltd.	0	(685,666)
Loss on disposal of K.W. Leisure, Ltd.	0	(24,809)
Loss from operations of Zoom	(297,870)	(265,820)
Gain on sale of Zoom	39,856	0
	(258,014)	(976,295)

NET LOSS	$(390,487)	$(1,601,911)

Earnings per share
Basic and diluted
Income (loss) from continuing operations	$(.00)	$(.01)
Income (loss) from discontinued operations	(.00)	(.01)

NET LOSS	$(.00)	$(.01)

Average number of shares outstanding
Basic	123,544,945	121,973,837
Diluted	123,544,945	123,178,055

The accompanying notes are an integral part of these statements.

- F 5 -

Brandmakers, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended June 30, 2002 and 2001

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 30, 2000	121,140,504	$121,141	$3,255,961	$(1,920,945)	$ 1,456,157

Stock issued in lieu of debt payments	2,000,000	2,000	67,400		69,400

Stock options forfeited			(343,689)		(343,689)

Net loss for the year	0	0	0	(1,601,911)	(1,601,911)

Balance at June 30, 2001	123,140,504	123,141	2,979,672	(3,522,856)	(420,043)

Stock issued for consulting services	4,426,643	4,427	16,000		20,427

Net loss for the year	0	0	0	(390,487)	(390,487)

Balance at June 30, 2002	127,567,147	$127,568	$2,995,672	$(3,913,343)	$(790,103)

The accompanying notes are an integral part of these statements.

- F 6 -

Brandmakers, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2002 and 2001

	2002	2001

Net loss	($390,487)	($1,601,911)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	224,049	220,567
Loss on disposal of fixed assets	37,267	0
Gain on sale of Zoom	-39,856	0
Loss on impairment of goodwill	0	486,729
Loss on disposal of discontinued K.W. Leisure, Ltd.	0	24,809
Stock option expense	0	51,525
Stock issued for consulting services	20,427	0
Interest on discounted notes payable	0	31,664
(Increase) decrease in assets and increase (decrease) in liabilities
Receivables - trade	127,737	438,610
Other receivables	0	50,000
Inventories	139,122	68,489
Other current assets	-808	514
Deposits	30,337	9,637
Accounts payable	-54,756	195,662
Deferred revenue	29,054	267,108
Other current liabilities	35,202	-186,932
Total adjustments	547,775	1,658,382

Net cash provided by operating activities	157,288	56,471

Cash flows from investing activities
Capital expenditures	-49,749	-18,887
Purchase of certificates of deposit	-1,855	0
Maturity of certificates of deposit	0	320,884

Net cash provided by (used in) investing activities	-51,604	301,997

Cash flows from financing activities
Net borrowings (payments) on line of credit	-54,500	142,013
Principal payments on notes payable	-17,888	-7,200
Principal payments on long-term debt	-1,337	0
Principal payments under capital lease obligations	-77,652	-523,951

Net cash used in financing activities	-151,377	-389,138

Net decrease in cash and cash equivalents	-45,693	-30,670

Cash and cash equivalents at beginning of year	51,917	82,587

Cash and cash equivalents at end of year	$ 6,224	$ 51,917

The accompanying notes are an integral part of these statements.

- F 7 -

Brandmakers, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years ended June 30, 2002 and 2001

Supplemental schedule of noncash investing and financing activities and certain cash flow information:

The following table summarizes the noncash investing and financing activities for the years ended June 30, 2002 and 2001.

	2002	2001

Stock options forfeited	$ 0	$343,689

Stock issued for debt payment	$ 0	$ 69,400

Sale of Zoom division for stock	$20,000	$ 0

Supplemental cash flow information:
Interest paid	$63,986	$156,962

The accompanying notes are an integral part of these statements.

- F 8 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brandmakers, Inc. (the Company) is a Utah corporation consisting of two technology-based divisions with a focus on games and vending and Internet application development. Gamosity, the games and vending division, focuses on computerized games and vending machine manufacturing and distribution; MailStart engages in Internet application development and offers gateway e-mail service as well as its WebBox application. The Company grants normal trade credit to its customers who are located principally in the United States.

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

During March 2000, the Company acquired certain assets from K.W. Machines, Ltd., a British concern, for approximately 400,000£ sterling, with 200,000£ sterling being paid at closing, and the remaining 200,000£ sterling being due in September 2000. The assets consisted of inventories and fixed assets.

These acquisitions have been treated as asset acquisitions with the purchase price being allocated to the fair market values of the related assets, with any excess allocated to goodwill as follows:

	Multi-Page Communications	K.W. Machines, Ltd.
Inventories	$160,000	$104,000
Fixed assets	106,000	48,000
Goodwill	284,000	488,000
	$550,000	$640,000

- F 9 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Business Combinations - continued

Subsequent to the acquisition of the Multi-Page Communications assets, it was determined that the inventories did not have any significant ongoing value. Due to continued losses by this division subsequent to the acquisition, the Company determined that there had been an impairment loss related to this acquisition. As a result, the Company recognized an impairment loss of approximately $494,000, related primarily to the original inventory and goodwill amounts during the year ended June 30, 2000. The Company is currently in default on the remaining payments due on this obligation and is making alternative payments (note B).

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

3. Revenue Recognition

The Company recognizes revenue on products sold at the time of shipment due to no right of return by the customer. Revenue for services provided are recognized when the actual services have been performed.

Fees received for services yet to be provided are recorded as deferred revenue and recognized as income upon the services being provided over the related contractual period.

4. Foreign Currency Translation

Assets and liabilities of the Company's United Kingdom operations are translated from Pounds Sterling into U.S. dollars at the rate of currency exchange at the end of the period. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation differences, if material, are recognized as a component of stockholders' equity and comprehensive income. The resulting translation differences for the years ended June 30, 2002 and 2001 were not significant.

- F 10 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Accounts Receivable

During the year ended June 30, 2001, the Company had an accounts receivable agreement, whereby a financial institution advanced the Company up to $1,000,000 on its qualified receivables. These receivables were sold with recourse. This agreement, along with qualifying accounts receivable, and outstanding advances were transferred to NTN Communications as part of the sale of the Zoom division. The details of this sale are disclosed in note J. Accounts receivable under this agreement as of June 30, 2001 consisted of the following:

Trade accounts receivable	$ 302,910
Advanced from factor	(142,013)

Non-factored trade accounts receivable	$ 160,897

The Company provides for doubtful accounts equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables.

6. Inventories

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The components of inventories at June 30, 2002 and 2001 are as follows:

	2002	2001

Raw materials	$16,585	$ 17,122
Finished goods	2,648	189,280

	$19,233	$206,402

7. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives by straight-line and accelerated methods. The equipment under capital leases is being amortized over the term of the leases. Depreciation and amortization expense, including amounts allocated to Zoom, totaled $224,049 and $220,567, respectively, for the years ended June 30, 2002 and 2001.

- F 11 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. Property and Equipment - continued

The components of property and equipment as of June 30, 2002 and 2001 are as follows:

Class of Asset	Estimated Useful Life (years)	2002	2001
Equipment	3 - 7	$1,070,224	$1,133,741
Furniture and fixtures	7	13,329	58,729
Leasehold improvements	39	15,378	34,874
		1,098,931	1,227,344
Less accumulated depreciation and amortization		558,171	382,051

		$ 540,760	$ 845,293

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes, which requires the liability method for computing deferred income taxes.

The Company files its corporate tax returns separately from its wholly-owned United Kingdom subsidiary. The net operating loss carryforward for income tax purposes is approximately $3,952,000 and $3,543,000 at June 30, 2002 and 2001, respectively. The net operating loss carryforward may be utilized in offsetting taxable income generated and expires in periods through 2022.

SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. The components of the net deferred tax accounts as of June 30, 2002 and 2001 are as follows.

	2002	2001
Compensation - related accounts	$ 151,000	$ 131,000
Impairment loss and loss on discontinued operations	358,000	388,000
Other accruals and receivables	10,000	10,000
Net operating loss carryforward	1,580,000	1,417,000

Deferred tax asset - net	2,099,000	1,946,000

Valuation allowance	(2,099,000)	(1,946,000)

	$ 0	$ 0

- F 12 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

During the year ended June 30, 2001, the Company determined that impairment losses had occurred related to its investments in certain K.W. Leisure, Ltd. and Multi-Page assets, as described in note A-2, and losses of approximately $487,000 were recognized.

12. Interest

Interest costs are charged to operations as incurred.

13. Research and Development

The company incurs research and development costs on an ongoing basis due to its commitment to continued product enhancement and to develop innovative new products that meet the needs of its customers. Research and development costs, including amounts allocated to Zoom, expensed during the years ended June 30, 2002 and 2001 were $39,873 and $88,795, respectively.

14. Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs, including amounts allocated to Zoom, totaled $20,600 and $38,390, respectively, for the years ended June 30, 2002 and 2001.

- F 13 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

15. Earnings Per Share

Basic earnings per share are computed based upon net earnings (loss) and the weighted average number of shares outstanding. Diluted earnings (loss) per share reflect the assumed issuance of common shares under the Company's stock option plan. The computation of diluted earnings per share does not assume exercise of securities that would have an antidilutive effect on earnings per share. Earnings per share from the gain on the sale of Zoom and the loss on disposal of the discontinued operations of K.W. Leisure, Ltd. are not material to present, and thus are excluded from financial statement presentation.

16. Other Comprehensive Income

The Company has adopted SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income was insignificant for the years ended June 30, 2002 and 2001.

17. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

18. Reclassifications

Certain reclassifications have been made to the financial statements for the year ended June 30, 2001 to be consistent with the classifications used for the year ended June 30, 2002.

NOTE B - NOTES PAYABLE

Notes payable consist of the following as of June 30, 2002:

Note payable to certain individuals related to the purchase of the Multi-Page assets. The Company is in default on the remaining payment terms for this note. The Company issued 2,000,000 shares on February 1, 2001 with a market value of $69,400 in lieu of certain debt payments. Effective February 2002, the obligation was renegotiated to $100,000 with a $5,000 downpayment. The remaining $95,000 is to be amortized over five years with twelve monthly payments of $1,972 including interest at a rate of 9% with a final balloon payment of $81,200 due February 2003. If the Company defaults on the payments, the original obligation of $518,000 will be due, less any payments made. Due to the present financial condition of the Company, this contingent gain will be recognized upon satisfaction of the recognized obligation.

$505,512

Note payable to a British concern in conjunction with the purchase of the K.W. Leisure, Ltd. assets. The Company was obligated to pay the seller 200,000£ sterling on September 1, 2000. The Company is in default on payment of this note.	320,000

$825,512

- F 14 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE C - LONG-TERM DEBT

Long-term debt at June 30, 2002 consists of the following:

Note payable to a bank in monthly installments of $271 including interest at a rate of 8.5% maturing October 2007 and secured by equipment.	$13,911

Less current maturities	2,153

$11,758

Maturities of long-term indebtedness subsequent to June 30, 2002 are as follows:

Year ending June 30,
2003	$ 2,153
2004	2,343
2005	2,551
2006	2,776
2007	3,021
Thereafter	1,067

$13,911

- F 15 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE D - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under noncancelable operating lease agreements expiring at varying dates through November 2008. The Company also leases a certain operating facility under a cancelable lease agreement. Rent expense, including amounts allocated to Zoom, totaled $120,318 and $181,570, respectively, for the years ended June 30, 2002 and 2001.

The Company also leases certain equipment which has been capitalized in accordance with Statement of Financial Accounting Standards Number 13 (SFAS 13) at June 30 as follows:

	2002	2001

Equipment under capital leases	$900,065	$900,065
Less accumulated amortization	436,357	264,472

	$463,708	$635,593

The following is a schedule of future minimum rental payments under the noncancelable operating lease agreements and the future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2002:

Year ending June 30,	Capital Leases	Operating Leases
2003	$143,923	$111,633
2004		114,433
2005		107,815
2006		101,255
2007		104,277
Thereafter		152,764

Total minimum payments	143,923	$692,177

Less amounts representing interest	31,634

Present value of minimum lease payments	112,289

Less current portion	112,289

	$ 0

Certain of the capital leases have been personally guaranteed by certain directors, officers and stockholders of the Company. Additionally, the Company has secured certain capital leases with a certificate of deposit in the approximate amount of $39,000.

- F 16 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE D - COMMITMENTS AND CONTINGENCIES - CONTINUED

Employment Agreement

The Company has an employment agreement with one of the Company's officers which expires in February 2003. The agreement requires payment of certain minimum compensation levels to the officer. The future minimum compensation payments under this agreement total $100,000 for the year ended June 30, 2003 (note K).

Other

The Company has entered into an agreement with an investor relations firm in order to seek additional capital. Total consulting expense incurred during the year ended June 30, 2002 totaled approximately $18,000. The Company has agreed to make future payments totaling $22,500 through September 2002.

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

NOTE E - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit-Sharing Plan (the Plan) covering substantially all employees. The Plan is funded through discretionary employee contributions and allows the Company to make additional contributions at the discretion of the Board of Directors. There were no discretionary contributions for the years ended June 30, 2002 and 2001. Annual contributions are limited to the amount deductible under the applicable federal income tax provisions.

- F 17 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE F - STOCK COMPENSATION PLANS

During the year ended June 30, 2000, the Company adopted a stock-based compensation plan under which certain employees receive stock options. The vesting periods range from immediate vesting to vesting over a 3 to 4-year period. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation," and as permitted under APB No. 25 and related interpretation in accounting for its plan. Compensation expense recorded under APB No. 25 was approximately $0 and $51,000 for the years ended June 30, 2002 and 2001, respectively. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plan, net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2002 and 2001, respectively:

	2002	2001

Net Loss
As reported	$(390,487)	$(1,601,911)
Pro forma	$(390,487)	$(1,601,911)

Loss Per Share - Basic and Diluted
As reported	$ (.00)	$ (.01)
Pro forma	$ (.00)	$ (.01)

The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Weighted Average Assumptions	2002	2001
Dividend yield	0%	0%
Expected volatility of Company stock	100%	100%
Risk-free interest rate	6%	6%
Expected holding period (in years)	2 years	2 years

- F 18 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE F - STOCK COMPENSATION PLANS - CONTINUED

Presented below is a summary of the status of the Company stock options and related transactions for the years ended June 30, 2002 and 2001.

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at June 30, 2000	3,908,383	$ .110
Options granted
Options exercised
Options forfeited	(1,541,657)	(.017)

Options outstanding at June 30, 2001	2,366,726.093
Options granted
Options exercised
Options forfeited

Options outstanding at June 30, 2002	2,366,726	$ .093

The following table summarized the status of stock options outstanding and exercisable at June 30, 2002 and 2001:

As of June 30, 2002 and 2001

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$.01 to $.25	2,366,726	No Expiration	$0.093	2,366,726	$0.093

- F 19 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE G - COMPANY STOCK

During the year ended June 30, 2002, the Company issued 4,426,643 shares of stock in lieu of payment for consulting services, which has been recorded at the fair market value of the Company's stock at the time of issuance.

During the year ended June 30, 2001, the Company issued 2,000,000 shares of stock in lieu of debt payments at an average share price of $.035 per share. This issuance caused a reduction in debt obligations of approximately $69,400.

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

In previous years, the Company had four reportable operating segments: Games and vending focuses on computerized games and vending machine manufacturing and distribution. Internet application development engages in internet application development and offers gateway e-mail service as well as its WebBox application. Wireless communications which manufactured, serviced, and distributed wireless on-site and wide-area paging systems was disposed of during March 2002 (note J). New Media which was engaged in the creation of graphic design projects ceased operations during the year ended June 30, 2001.

The two remaining reportable operating segments are strategic market units that offer distinct products and services. These segments have been determined based upon the customers and markets served by the Company. Each segment is managed separately due to the different required technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and intersegment profit, if any, has been eliminated in consolidation.

Performance measurement and resource allocation for the reportable segments are based on various factors, including earnings (loss) before taxes.

- F 20 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE H - OPERATING SEGMENTS - CONTINUED

The Company has allocated the cost of shared services based upon usage and factors that are activity based in nature. The accounting policies for the separate reportable segments are the same as those described for the Company.

Reportable Segments

	Games & Vending	Internet Application	Wireless Communication*	New Media**	Corporate	Totals
Year ended June 30, 2002

Revenues	$ 437,389	$ 560,953	$1,428,307	$ 0	$ 0	$ 2,426,649
Gross profit	223,768	469,063	488,505	0	0	1,181,336
Depreciation & amortization	2,576	171,306	19,832	0	0	193,714
Operating & other expenses	306,817	344,605	766,543	0	0	1,417,965
Operating loss	(85,625)	(46,848)	(297,870)	0	0	(430,343)
Reclass to discontinued operations	0	0	297,870	0	0	297,870
Loss from continuing operations	(85,625)	(46,848)	0	0	0	(132,473)
Loss from discontinued operations	0	0	(297,870)	0	0	(297,870)
Gain on disposal of segment	0	0	39,856	0	0	39,856
Net losses	$ (85,625)	$ (46,848)	$ (258,014)	$ 0	$ 0	$ (390,487)
Assets	$ 24,629	$ 512,641	$ 0	$ 0	$108,468	$ 645,738
Capital expenditures	$ 0	$ 3,702	$ 0	$ 0	$ 46,047	$ 49,749

Year ended June 30, 2001

Revenues	$ 284,474	$ 403,894	$3,268,857	$ 39,707	$ 0	$ 3,996,932
Gross profit	99,490	294,555	1,138,386	27,860	0	1,560,291
Depreciation & amortization	30	173,130	21,284	280	0	194,724
Operating & other expenses	347,337	443,793	1,382,922	82,951	0	2,257,003
Operating loss	(247,877)	(322,368)	(265,820)	(55,371)	0	(891,436)
Reclass to discontinued operations	0	0	265,820	0	0	265,820
Loss from continuing operations	(247,877)	(322,368)	0	(55,371)	0	(625,616)
Loss from discontinued operations	(685,666)	0	(265,820)	0	0	(951,486)
Loss on disposal of a segment	(24,809)	0	0	0	0	(24,809)
Net losses	$(958,352)	$(322,368)	$ (265,820)	$(55,371)	$ 0	$(1,601,911)
Assets	$ 80,875	$ 696,553	$ 542,171	$ 1,001	$143,624	$ 1,464,224
Capital expenditures	$ 0	$ 1,974	$ 0	$ 0	$ 16,913	$ 18,887

*The Wireless Communication Systems was disposed of during March 2002.

**The New Media segment ceased operations during the year ended June 30, 2001.

- F 21 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE H - OPERATING SEGMENTS - CONTINUED

Concentrations

The Company does not have any individual customers which represent greater than 10% of total sales. The Company does have four vendors that account for 43% of its products purchased. The Company believes that a loss of these sources for materials could have a material and adverse impact on operating results.

NOTE I - COMPANY OPERATIONS

The Company experienced a net loss of approximately $390,000 and $1,602,000 for the years ended June 30, 2002 and 2001, respectively, and has a working capital deficit of approximately $1,393,000 and $1,317,000 at June 30, 2002 and 2001, respectively. The consolidated balance sheet at June 30, 2002 does not include any adjustments related to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is in the process of seeking additional capital and/or renegotiating financing, while working to bring the Company's operations to a point of profitability and positive cash flows through increased sales and management of operating expenses. The Company believes that the increased sales and profitability will provide the Company with the liquidity that it will require.

NOTE J - DISCONTINUED OPERATIONS

In March 2002, the Company sold its Zoom division which provided wireless communication to NTN Communications (NTN) for 20,202 shares of NTN's stock. The stock is presented at its market value of $20,000. Accordingly, all operations of this division have been reported separately as a loss from discontinued operations in the accompanying consolidated financial statements. Additionally, all operations of Zoom during the year ended June 30, 2001 were reclassified as a loss from discontinued operations for financial statement presentation.

The following represents all components of discontinued operations of Zoom for the years ended June 30, 2002 and 2001.

	2002	2001

Revenues	$1,428,307	$ 3,268,857
Cost of sales	(939,802)	(2,130,471)
Operating expenses	(768,001)	(1,323,813)
Interest expenses	(18,374)	(80,393)

Loss on discontinued operations	$ (297,870)	$ (265,820)

- F 22 -

Brandmakers, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2002 and 2001

NOTE J - DISCONTINUED OPERATIONS - CONTINUED

In December 2000, the Company ceased all operations at K.W. Leisure, Ltd. All remaining assets and liabilities were written off at June 30, 2001 as a loss on disposal of K.W. Leisure, Ltd. Accordingly, the operations of this segment have also been reported separately as a loss on discontinued operations in the accompanying financial statements.

The following represents all components of discontinued operations of K.W. Leisure, Ltd. for the year ended June 30, 2001.

Revenues	$ 40,102
Cost of sales	(35,267)
Operating expenses	(203,772)
Loss on impairment of goodwill	(486,729)

Loss from operations of K.W. Leisure, Ltd.	$(685,666)

The following assets and liabilities were disposed of related to the loss on discontinued operations for the years ended June 30, 2002 and 2001.

		K.W.
	Zoom	Leisure, Ltd.

Accounts receivable	$(145,681)	$ (62,087)
Inventory	(48,047)	(173,180)
Equipment, net of accumulated depreciation	(92,966)	(41,353)
Other current assets		(18,325)
Line of credit	72,265
Accounts payable	234,285	242,591
Accrued liabilities	0	27,545
	19,856	(24,809)
Investment received	20,000	0

Gain (loss) on disposal of segment.	$ 39,856	$ (24,809)

NOTE K - SUBSEQUENT EVENTS

Effective September 2002, the Company issued 4,000,000 stock options each to three officers at an option price of $.01 per share. These three officers have agreed to forgive all deferred salaries effective September 30, 2002 and all guaranteed compensation under the existing employee agreement for the year ended June 30, 2002 (note D).

- F 23 -

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

No change

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Company's directors and executive officers are as follows:

GEOFF WILLIAMS, AGE 57, DIRECTOR AND CHIEF EXECUTIVE OFFICER

Mr. Williams has been Chief Executive Officer of Brandmakers since its founding in 1992. Mr. Williams has been operating his own company since 1983, when he started G.W. Leisure, Ltd. At the time of this last acquisition, Mr. Williams was Chief Executive Officer of Greyhound UK. Mr. Williams next formed Imperial Resources Inc. to allow his company to expand in the overseas market. In 1990, he developed Clown A Round and Beat the Pro leisure games for Star Manufacturing, USA. Mr. Williams moved to Atlanta, Georgia from England in September 1991, while still employed by Star Manufacturing as head of new products. Mr. Williams has been a Fellow of the Import & Export Trade since 1987.

JOY WILLIAMS, AGE 45, DIRECTOR AND SECRETARY

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

ROBERT PALMQUIST, AGE 70, DIRECTOR

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports regarding ownership of and transactions in the Company's equity securities with the Securities and Exchange Commission. Such officers, directors and ten- percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon its review of copies of such forms or no filings required letters received by it, the Company believes that during the fiscal year ended June 30, 2002, all reports were filed on a timely basis.

Item 10. Executive Compensation

Set forth below is a Summary Compensation Table, showing the various elements of compensation earned during the last completed fiscal year and during the previous two years for directors and the company president. No other executive officer received compensation exceeding $100,000 during the fiscal year ended June 30, 2002.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compens- ation

CEO	2002	$ 62,437	-	-	-	-	-	-
Geoff	2001	$100,300	-	-	-	-	-	-
Williams	2000	$ 92,765	-	-	-	-	-	-

Director	2002	$ 46,850	-	-	-	-	-	-
Joy	2001	$ 40,067	-	-	-	-	-	-
Williams	2000	$ 27,925	-	-	-	-	-	-

Director	2002	$ 43,438	-	-	-	-	-	-
Robert	2001	$ 22,706	-	-	-	-	-	-
Palmquist	2000	$ 44,351	-	-	-	-	-	-

Former
President	2002	$ 41,552	-	-	-	-	-	-
Russ Ford	2001	$ 30,281	-	-	-	-	-	-
	2000	$ 0	-	-	-	-	-	-

Former
COO	2002	$ 41,552	-	-	-	-	-	-
Sal Veni	2001	$ 30,281	-	-	-	-	-	-
	2000	$ 0	-	-	-	-	-	-

Former
President	2002	$ 0	-	-	-	-	-	-
Hank	2001	$ 30,925	-	-	-	-	-	-
Cleare	2000	$ 65,528	-	-	-	-	-	-

Former CFO	2002	$ 0	-	-	-	-	-	-
Chuck	2001	$ 25,083	-	-	-	-	-	-
Massey	2000	$ 28,666	-	-	-	-	-	-

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

Beneficial Owners	Number of Shares	Percent Beneficially Owned

Geoff Williams (Director and Officer)	25,410,454	19.95%
4931 Bill Cheek Road
Auburn, GA 30011

Joy Williams (Director)	25,410,454	19.95%
4931 Bill Cheek Road
Auburn, GA 30011

Robert Palmquist (Director)	20,380,317	16%
P.O. Box 278118
Sacramento, CA 95827

All Executive Officers and Directors as a group - Total	71,201,225	55.9%

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

Section 16(a) Beneficial Ownership Reporting Compliance

Item 13. Exhibits And Reports On Form 8-K

(a) Reports on Form 8-K.

Form 8-K filed 4/19/02 Sale of ZOOM Commumications on 4/5/02 and the restructuring of debt with Multi-Page Communications.

(b) Exhibits filed as part of this report.

None.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDMAKERS, INC

/s/ Geoff Williams	Chief Executive Officer	September 26, 2002
Geoff Williams	and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Geoff Williams	Chief Executive Officer	September 26, 2002
Geoff Williams	and Director

/s/ Joy Williams	Principal Financial Officer	September 26, 2002
Joy Williams	and Director