Form 10QSB
period 2002-09-30
BRANDMAKERS INC
filed 2002-11-12
CIK 1011972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

Commission file number 0-28184

BRANDMAKERS, INC.
(Exact name of small business issuer as specified in its charter)

Utah	37-1099747
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Satellite Blvd. Ste. C, Suwanee, Georgia 30043
(Address of principal executive offices)

(770) 338-1958
(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 128,567,147 shares common stock, $.001 par value, were outstanding as of November 11, 2002.

BRANDMAKERS, INC.

FORM 10-QSB

For the Quarter Ended September 30, 2002

INDEX

Brandmakers, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2002 unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,224	$20,145
Receivables
Trade	$24,493	$33,391
Less allowance for doubtful accounts	-$20,000	-$20,000
	------------	------------
	$4,493	$13,391

Inventories	$20,041	$60,686
	------------	------------
Total current assets	$30,758	$94,222

PROPERTY AND EQUIPMENT - net	$540,760	$490,759

OTHER ASSETS
Certificates of deposit - pledged	$38,951	$38,951
Deposits	$15,269	$16,217
NTN Stock	$20,000	$20,000
	------------	------------
	$74,220	$75,168

	$645,738	$660,149
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$825,512	$819,596
Accounts payable	$116,728	$298,048
Deferred revenue	$296,162	$278,803
Other current liabilities	$71,239	$6,608
Current portion of long-term debt	$2,153	$2,199
Current portion of capital leases	$112,289	$59,371
	------------	------------
Total current liabilities	$1,424,083	$1,464,625

LONG-TERM DEBT	$11,758	$11,191

CAPITAL LEASES, less current portion

STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000
shares of $0.001 par value	$127,568	$128,568
Additional paid-in capital	$2,995,672	$2,997,672
Retained earnings (deficit)	-$3,913,343	-$3,941,906
	------------	------------
	-$790,103	-$815,667
	------------	------------
	$645,738	$660,149
	============	============

Brandmakers, Inc
CONSOLIDATED STATEMENT OF OPERATIONS

	3 Months Ended	3 Months Ended
	September 30, 2001	September 30, 2002
	(unaudited)	(unaudited)
	------------	------------
Revenues	$239,740	$404,952

Cost of goods sold	$52,535	$232,436
	------------	------------
Gross Profit	$187,205	$172,516

Operating Expenses
Salaries and Wages	$86,511	$34,977
Other operating expenses	$102,707	$164,902
	------------	------------
	$189,218	$199,879

Operating income (loss)	-$2,013	-$27,363

Other Income (expense)
Interest Expense	-$28,519	-$1,201

	------------	------------
	-$28,519	-$1,201

Loss from continuing operations	-$30,532	-$28,564

Discontinued operations
Gain (loss) on discontinued operations of
Zoom Communications	-$69,030
	------------	------------
Total discontinued operations	-$69,030	$0

N et income (loss)	-$99,562	-$28,564
	============	============

Per share information
Basic
Loss from continuing operations	($0.00)	($0.00)
Loss from discontinued operations	($0.00)	($0.00)
	------------	------------
	($0.00)	($0.00)

Diluted
Loss from continuing operations	($0.00)	($0.00)
Loss from discontinued operations	($0.00)	($0.00)
	------------	------------
	($0.00)	($0.00)
	========	========

Average number of shares outstanding
Basic	121,140,504	128,233,514
	========	========
Diluted	122,671,794	128,233,514
	========	========

Brandmakers, Inc
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
	September 30,	September 30,
	2001	2002
	(unaudited)	(unaudited)
	------------	------------

Net loss	-$99,562	-$28,564

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	$55,296	$50,001
Stock issued for services		-$3,000
(Increase) decrease in assets and
Increase (decrease) in liabilities
Accounts receivable	$18,721	-$8,898
Inventories	$39,507	-$40,645
Other assets	-$38	-$948
Accounts Payable	$69,948	$147,738
Deferred Revenue	$8,253	-$17,359
Other current liabilities	-$4,363	-$64,631
Net cash provided by operating activities	$87,762	$33,694

Cash flows used in investing activities
Capital expenditures	-$20,233

Cash flows provided by financing activities
Reductions in notes payable, long-term debt, and capital leases	-$53,601	-$19,773
Reduction in line of credit	-$33,380
	-$86,981	-$19,773

Net increase or (decrease) in cash and cash equivalents	-$19,452	$13,921

Cash and cash equivalents at beginning of the period	$51,917	$6,224

Cash and cash equivalents at end of the period	$32,465	$20,145

Supplemental schedule of noncash investing and financing activities and certain cash flow information:

There were no significant noncash investing and financing activities for the three months ended September 30, 2002.

BRANDMAKERS, INC.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The summary of Brandmakers Inc.'s (the "Company") significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated June 30, 2002.

The accompanying unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of results of operations, financial position, and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from significant losses and losses have continued during 2002 forcing a divesture of the ZOOM Communications division as reported previously. All prior period activity of ZOOM Communications has been properly reclassified as discontinued operations for current presentation. There are still financial difficulties with a negative working capital that must be overcome. Management's plan in regard to these matters is described in the management discussion and analysis. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

For accounting purposes, we have reclassified the revenue, cost of goods sold and the majority of expenses from the income statements in the September 30, 2001 period related to the ZOOM Communications division to discontinued operations.

After adjustments, revenue increased to $404,952 for the three months ending September 30, 2002 from $239,740 for the three months ending September 30, 2001. Cost of sales were $232,436 in the 2002 period resulting in a gross profit of $172,516 compared with cost of sales of $52,535 in the 2001 period resulting in a gross profit of $187,205. Salaries were $34,977 and operating expenses $164,902 in 2002 versus salaries of $86,511 and operating expenses of $102,707 in 2001. Note that the lower salaries in 2002 were due to writing off $65,191 for deferred salaries. See Recent Developments. After expenses and interest the loss from continuing operations was $28,564 for the three months ending September 30, 2002 versus a loss from continuing operations of $30,532 for the same period in 2001. After a loss from discontinued operations of $69,030 from the ZOOM Communications division, the total loss for the three-month period ended in 2001 was $99,562 compared with a total loss in the 2002 period of $28,564.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED IN OPERATING ACTIVITIES - the company's net cash flow from operating activities was $73,276 for the three month period ended September 30, 2002 compared to $87,762 for the 2001 period. Accounts receivable increased $8,898 in the 2002 period compared to a decrease of $18,721 in 2001. Inventories increased by $40,645 in the three month period ended September 30, 2002 versus a decrease of $39,507 in 2001. Other assets increased by $948 in 2002 as compared to an increase of $38 in the 2001 period. Accounts payable increased by $147,738 in the 2002 period versus an increase of $69,948 in 2001. Other current liabilities decreased by $64,631 in 2002 compared to a decrease of $4,363 in 2001. Deferred revenue recognized by WebBox sign ups decreased by $17,369 versus an increase of $8,253 in 2001. The net loss decreased from $99,562 in 2001 to $28,564 in the three month period ended September 30, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES - The company's net cash used in investing activities was zero in the three month period ended September 30, 2002 compared to $20,233 of capital expenditures for the same period in 2001.

CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities represented payments on debts of $19,773 in the 2002 period versus a decrease of $86,981 in 2001.

RECENT DEVELOPMENTS

The Board of Directors is pleased to announce that Timothy J. Minard has accepted the challenge to join the company as Chief Executive Officer. Mr. Minard has a history of success in business and has received numerous achievement awards.
    Joined Information Solutions, Inc. in 1991 and was soon named Vice President growing the company from $80,000 in revenue to approximately $7 million in revenue in 1995 and six national locations.
    In 1996, Minard acquired a temporary staffing firm, EPIC Recruiting, and became CEO; by expanding its services into a fully integrated and outsourced recruiting solution Minard upgraded the profits by approximately 300% for three consecutive years.
    In 1997, formed a human resources outsourcing and professional employer organization (PEO) division, EPIC Staff management, which achieved revenues of $3 million in the second year; EPIC received several achievement awards.
    In 1999, Minard merged his two companies with SCI International, a human resources outsourcing company; the merger established the combined company as one of the largest privately held human resources outsourcing companies in the world resulting in combined revenues of $450 million. He served as a Board of Directors member, CEO of the Recruiting division, and Executive Vice President and chairman for their e-business initiatives.
    In 2000, he founded Minard Ventures, a venture capital firm, providing early stage financing for technology and innovative companies.
    In July of 2000 Minard joined TradeUps, Inc., a provider of disposition chain management solutions, as CEO. Under his leadership the company raised $8 million of venture capital, eliminated $2 million of debt, signed up several major firms including Dell, HP, IBM, Gateway, Epson, Kodak, Ricoh, Lexmark, amongst others to utilize their services and grew gross profit from $15 thousand to approximately $2 million within two years. Minard also led the merger of TradeUps with another disposition firm, making the combined entity one of the larger disposition management companies with gross revenues of approximately $20 million.
    Mr. Minard has been recognized as a top business leader by several publications. He is a member of the advisory board for the Atlanta Chamber of Commerce, as well as an advisor to several private and public companies. He is also involved with several charitable organizations.

Gamosity, the games and vending division of Brandmakers, Inc. imports and manufactures skill machines for amusement and redemption purposes in addition to their line of vending machines. In July, the State of Georgia banned the use of all games of chance. This included video poker, 8 liners and blackjack machines. Consequently, it is estimated that in excess of 40,000 machines had to be picked up and taken out of locations. This created an opportunity for our skill machines such as the Royal Magic, reported Geoff Williams, so we requested and received a legal opinion so that we can commence ordering the equipment necessary to manufacture and place these machines.

WebBox introduced a new program on October 31, 2002 to help limit the increasing flow of unsolicited spam by setting up junk mail folders for all users. It is currently in a beta stage and soon users will be able to configure the aggressiveness of the spam filtering and utilize a preference process that will be available for different types of spam. This will lead to improved customer service and increase renewal retention.

Orrin Fiandaca joined the WebBox staff as a full time programmer after receiving his degree from M.T.I. in Sacramento, California majoring in Application Development. His initial responsibilities have been to work out some of the "bugs" in the WebBox system and to develop the spam program.

Michael Hudson, the chief technician and manager of WebBox has been responsible for improving the overall service and introduced a compression program which allows more space, helps avoid outages and provides more services to all customers. The compression program was implemented on November 1, 2002 and it has made quite a favorable impact on the WebBox system.

As reported previously, we restructured the debt with Multi-Page Communications from $518,400 to $100,000 in February, 2002 with $5,000 down and $95,000 amortized over five years at 9% interest with a balloon payment at the end of one year with a maximum grace period of thirty days. The full amount, less interim payments, remains on the balance sheet until the final payment is made. All payments are up to date at this time.

The three members of the Board of Directors, Geoff Williams, Joy Williams and Bob Palmquist gave up deferred salaries amounting to a total of $65,191 as of September 30, 2002 and were granted stock options for four million shares each that may be exercised at one cent per share.

Part 2: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

We reported previously that a final judgment was granted to K.W. Machines Ltd. in the amount of $320,000 and is carried on our balance sheet for that amount.

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

BRANDMAKERS, INC. November 11, 2002	(Registrant) By: /s/ Geoff Williams (Geoff Williams, Director & Chief Executive Officer) By: /s/ Joy Williams (Joy Williams, Secretary)