Form 10QSB
period 2002-12-31
BRANDMAKERS INC
filed 2003-02-12
CIK 1011972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 128,567,147 shares common stock, $.001 par value, were outstanding as of February 1, 2003.

BRANDMAKERS, INC.

FORM 10-QSB

For the Quarter Ended December 31, 2002

INDEX

Brandmakers, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2002	2002, unaudited
	------------	------------

CURRENT ASSETS
Cash and cash equivalents	$6,224	$5,792
Receivables
Trade	$24,493	$26,385
Less allowance for doubtful accounts	-$20,000	-$10,000
	------------	------------
	$4,493	$16,385

Inventories	$20,041	$57,572
	------------	------------
Total current assets	$30,758	$79,749

PROPERTY AND EQUIPMENT - net	$540,760	$440,758

OTHER ASSETS
Certificates of deposit - pledged	$38,951	$38,951
Deposits	$15,269	$18,068
NTN Stock	$20,000	$20,000
	------------	------------
	$74,220	$77,019

	$645,738	$597,526
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$825,512	$813,679
Accounts payable	$116,728	$227,110
Deferred revenue	$296,162	$211,682
Other current liabilities	$71,239	$3,937
Current portion of long-term debt	$2,153	$2,246
Current portion of capital leases	$112,289	$84,345
	------------	------------
Total current liabilities	$1,424,083	$1,342,999

LONG-TERM DEBT	$11,758	$10,611

CAPITAL LEASES, less current portion

STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000
shares of $0.001 par value	$127,568	$128,568
Additional paid-in capital	$2,995,672	$2,997,672
Retained earnings (deficit)	-$3,913,343	-$3,882,324
	------------	------------
	-$790,103	-$756,084
	------------	------------
	$645,738	$597,526
	============	============

Brandmakers, Inc
CONSOLIDATED STATEMENT OF OPERATIONS

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
	------------	------------	------------	------------
Revenues	$495,519	$834,584	$255,777	$429,632

Cost of goods sold	$110,822	$381,701	$58,287	$149,265
	------------	------------	------------	------------
Gross Profit	$384,697	$452,883	$197,490	$280,367

Operating Expenses
Salaries and Wages	$164,699	$156,613	$79,168	$121,850
Other operating expenses	$188,254	$263,404	$84,364	$98,288
	------------	------------	------------	------------
	$352,953	$420,017	$163,532	$220,138

Operating income	$31,744	$32,866	$33,958	$60,229

Other Income (expense)
Interest Expense	-$30,717	-$1,848	-$2,183	-$647

	------------	------------	------------	------------
	-$30,717	-$1,848	-$2,183	-$647

Income from continuing operations	$1,027	$31,018	$31,775	$59,582

Discontinued operations
Loss on discontinued operations of
Zoom Communications	-$94,869	$0	-$26,055	$0
	------------	------------	------------	------------
Total discontinued operations	-$94,869	$0	-$26,055	$0

N et income (loss)	-$93,842	$31,018	$5,720	$59,582
	============	============	============	============

Per share information
Basic
Income from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss from discontinued operations	($0.00)	$0.00	$0.00	$0.00
	------------	------------	------------	------------
	$0.00	$0.00	$0.00	$0.00

Diluted
Income from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss from discontinued operations	($0.00)	$0.00	$0.00	$0.00
	------------	------------	------------	------------
	$0.00	$0.00	$0.00	$0.00
	========	========	========	========

Average number of shares outstanding
Basic	121,140,504	127,900,180	121,140,504	127,900,180
	========	========	========	========
Diluted	122,671,794	127,900,180	122,671,794	127,900,180
	========	========	========	========

Brandmakers, Inc
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
	December 31,	December 31,
	2001	2002
	(unaudited)	(unaudited)
	------------	------------

Net Income (loss)	-$93,842	$31,018

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	$110,592	$100,002
Stock issued for services		$3,000
(Increase) decrease in assets and
Increase (decrease) in liabilities
Accounts receivable	$43,032	-$11,892
Inventories	$118,389	-$37,531
Accounts Payable	-$19,308	$110,383
Deferred Revenue	-$63,716	-$84,480
Other current liabilities	$29,892	-$67,302
	---------------	---------------
Net cash provided by operating activities	$125,039	$43,198

Cash flows used in investing activities
Capital expenditures	-$42,485	$0
(increase) decrease in deposits	-$8,283	-$2,799
Other changes in long-term assets	-$1,283	$0
	---------------	---------------
	-$52,051	-$2,799

Cash flows used in financing activities
Reductions in notes payable, long-term debt, and capital leases	-$57,498	-$40,831
Reduction in line of credit	-$40,422	$0
	---------------	---------------
	-$97,920	-$40,831

Net decrease in cash and cash equivalents	-$24,932	-$432

Cash and cash equivalents at beginning of the period	$51,917	$6,224

Cash and cash equivalents at end of the period	$26,985	$5,792

Supplemental schedule of noncash investing and financing activities and certain cash flow information:
The Company's noncash investing and financing activities for the three month period ended December 31, 2002 are as follows:

There was no significant noncash investing and financing activities for the six months ended December 31, 2002.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED December 2002 and 2001.

For accounting purposes, we have reclassified the revenue, cost of goods sold and the majority of expenses from the income statements in the December 31, 2001 period from the ZOOM Communications division to discontinued operations.

After adjustments, revenue increased to $429,632 for the three months ending December 31, 2002 from $255,777 for the three months ending December 31, 2001. Cost of sales were $149,265 in the 2002 period resulting in a gross profit of $280,367 compared with cost of sales of $58,287 in the 2001 period resulting in a gross profit of $197,490. Salaries were $121,850 and operating expenses $98,288 in 2002 versus salaries of $79,168 and operating expenses of $84,364 in 2001. After expenses and interest the net income from continuing operations was $59,582 in the three months ending December 31, 2002 versus net income from continuing operations of $31,775 in the same period in 2001. After a loss from discontinued operations of $26,055 from the ZOOM Communications division, the total net income for the three-month period ended in 2001 was $5,720 compared with total net income in the 2002 period of $59,582. The primary reason for the increased profit in the 2002 period was due to improved revenues as well as losses in the 2001 period for discontinued operations of ZOOM Communications.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED DECEMBER 2002 AND 2001.

Revenue increased from $495,519 for the six months ended December 31, 2001 to $834,584 for the six months ended December 31, 2002. Cost of goods sold amounted to $110,822 for the 2001 period versus $381,701 in 2002. Consequently, gross profits increased to $452,883 for the six month period ended 2002 compared to $384,697 in 2001. Expenses for the six month period ended 2002 were $420,017 resulting in a profit of $31,018 from continuing operations after interest expense of $1,848. Expenses for the six month period ended 2001 were $352,953 resulting in a profit from continuing operations of $1,027 after interest expense of $30,317. However, there was a net loss in 2001 of $93,842 after a loss on discontinued operations of ZOOM Communications of $94,869 compared with net income of $31,018 in 2002. Note that accrued salaries in the amount of $65,191 were written off in the three month period ended 9/30/02 as reported in the 10 QSB. The primary reason for a profit in the 2002 period was due to improved revenues as well as the accrued salaries that were written off versus a substantial loss in the 2001 period due to the discontinued operations of ZOOM Communications.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED IN OPERATING ACTIVITIES - the company's net cash flow from operating activities was $43,198 for the three month period ended December 31, 2002 compared to $125,039 for the 2001 period. Accounts receivable increased $11,892 in the 2002 period compared to a decrease of $43,032 in 2001. Inventories increased by $37,531 in the six month period ended December 31, 2002 versus a decrease of $118,389 in 2001. Accounts payable increased by $110,383 in the 2002 period versus a decrease of $19,308 in 2001. Other current liabilities decreased by $67,302 in 2002 compared to an increase of $29,902 in 2001. Deferred revenue recognized by WebBox sign ups decreased by $84,480 in the 2002 period versus a decrease of $63,716 in 2001. The net loss was $93,842 in 2001 and net income amounted to $31,018 in the six month period ended December 31, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES - The company's net cash used in investing activities decreased by $2,799 in the six month period ended December 31, 2002 compared to a decrease of $52,051 for the same period in 2001.

CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities was a decrease of $40,831 in the 2002 period versus a decrease of $97,920 in 2001.

RECENT DEVELOPMENTS

The Board of Directors previously announced that Timothy J. Minard accepted the challenge to join the company as Chief Executive Officer in October, 2002. Mr. Minard has a history of success in business and has received numerous achievement awards. Mr. Minard has been concentrating his and Brandmakers efforts around its core business, providing quality skill-based redemption machines, vending machines and other amusement games. In November, 2002, Mr. Minard brought in the assistance of Soo Kim as an independent contractor to analyze and lead sales and marketing efforts, especially in the Asian-American marketplace, which has been growing rapidly for gaming and vending machines. Mr. Kim has a background in selling redemption machines, vending machines, and amusement games. Mr. Kim's primary focus is on Brandmakers new redemption machine, Royal Magic. Mr. Kim has hired a marketing assistant to aid in the sales and marketing activities.

Gamosity, the games and vending division of Brandmakers, imports and manufactures skill machines for amusement and redemption purposes in addition to their line of vending machines. In July, the State of Georgia banned the use of all games of chance. This included video poker, 8 liners and blackjack machines. Consequently, it is estimated that in excess of 40,000 machines had to be picked up and taken out of locations. This created an opportunity for Brandmaker's skill machines such as Royal Magic. Royal Magic is an innovative redemption machine that utilizes mechanical reels, similar to the look and feel of slot machines, which allow players to use their skill to win and redeem prizes. It will not result in a winning combination unless assisted by the player's skill, which is critical to adhering to the laws of Georgia. Royal Magic is very appealing to players that have played "Las Vegas" style games, and, based on the ban of games of chance, we believe it will have strong appeal amongst such players. In October, 2002, Brandmakers requested and received a positive legal opinion regarding Royal Magic. According to this opinion, Royal Magic adheres to the laws in Georgia regarding redemption machines. Based on this opinion and based on the lack of machines that adhere to the Georgia laws, in October, 2002, Mr. Minard commenced ordering the equipment necessary to manufacture and sell these machines, initially focusing on sales in Georgia. In November, 2002, Brandmakers began taking orders for Royal Magic, and, in January, 2003, Brandmakers began filling such orders. Sales during the quarter included two computer disk vending machines, fifty-four pull tab machines and forty-six Royal Magic machines. During the period, the division hired a full time technician as well as a part time person to assist with assembling machines. Currently, other unique redemption and vending machines are being considered by Brandmakers for development.

WebBox, the web-based email and virtual office division of Brandmakers, introduced and tested a new program to help limit the increasing problem with Spam and the programmers have been working on software to speed up the service. Additional business development opportunities are under consideration.

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

BRANDMAKERS, INC. February 11, 2003	(Registrant) By: /s/ Timothy J. Minard (Chief Executive Officer) By: /s/ Joy Williams (Joy Williams, Secretary)