Form 10QSB
period 2003-03-31
BRANDMAKERS INC
filed 2003-05-15
CIK 1011972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

Commission file number 0-28184

BRANDMAKERS, INC. (Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	37-1099747 (IRS Employer Identification No.)

140 Satellite Blvd. Ste. C, Suwanee, Georgia 30043 (Address of principal executive offices)

(770) 338-1958 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 128,567,147 shares common stock, $.001 par value, were outstanding as of May 1, 2003.

_____________________________________________________________________________________

BRANDMAKERS, INC.
FORM 10-QSB
For the Quarter Ended March 31, 2003

INDEX

			Page
Part I:	Financial Information

	Item 1 -

		Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2003	3

		Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2002 and 2003	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2 -

		Management's Discussion and Analysis	7-9

Part II:	Other Information

	Item 1	Legal Proceedings	10
	Item 2	Changes in Securities and Use of Proceeds	10
	Item 3	Default Upon Senior Securities	10
	Item 4	Submission of Matters to a Vote of Security Holders	10
	Item 5	Other Information	10
	Item 6	Exhibits and Reports on Form 8-K	10

Signatures			10

_____________________________________________________________________________________

Brandmakers, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
ASSETS	2002	2003, unaudited
	------------	------------

CURRENT ASSETS
Cash and cash equivalents	$6,224	$2,959
Receivables
Trade	$24,493	$88,317
Less allowance for doubtful accounts	-$20,000	-$10,000
	------------	------------
	$4,493	$78,317

Inventories	$20,041	$92,763
Employee advance		$700
	------------	------------
Total current assets	$30,758	$174,739

PROPERTY AND EQUIPMENT - net	$540,760	$390,757

OTHER ASSETS
Certificates of deposit - pledged	$38,951	$38,951
Deposits	$15,269	$16,602
NTN Stock	$20,000	$20,000
	------------	------------
	$74,220	$75,553

	$645,738	$641,049
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY
	2002	2003
	------------	------------

CURRENT LIABILITIES
Line of credit		$50,092
Notes payable	$825,512	$320,000
Accounts payable	$116,728	$223,021
Deferred revenue	$296,162	$264,993
Other current liabilities	$71,239	$5,856
Due to stockholder		$30,000
Current portion of long-term debt	$2,153	$2,696
Current portion of capital leases	$112,289	$83,097
	------------	------------
Total current liabilities	$1,424,083	$979,755

LONG-TERM DEBT	$11,758	$9,618

CAPITAL LEASES, less current portion

STOCKHOLDERS' EQUITY
Common stock - authorized 200,000,000
shares of $0.001 par value	$127,568	$128,568
Additional paid-in capital	$2,995,672	$2,997,672
Retained earnings (deficit)	-$3,913,343	-$3,474,564
	------------	------------
	-$790,103	-$348,324
	------------	------------
	$645,738	$641,049
	============	============

_____________________________________________________________________________________

Brandmakers, Inc
CONSOLIDATED STATEMENT OF OPERATIONS

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003
	------------	------------	------------	------------
Revenues	$813,135	$1,211,621	$317,616	$377,037

Cost of goods sold	$219,108	$507,779	$108,287	$126,078
	------------	------------	------------	------------
Gross Profit	$594,027	$703,842	$209,329	$250,959

Operating Expenses
Salaries and Wages	$233,347	$241,455	$75,006	$120,842
Other operating expenses	$291,900	$431,778	$100,397	$132,374
	------------	------------	------------	------------
	$525,247	$673,233	$175,403	$253,216

Operating income	$68,780	$30,609	$33,926	-$2,257

Other Income (expense)
Interest Expense	-$33,949	-$2,336	-$3,132	-$488
(Loss) on disposal of asset	-$37,267		-$37,267
	------------	------------	------------	------------
	-$71,216	-$2,336	-$40,399	-$488

Income (loss) from continuing operations	-$2,436	$28,273	-$6,473	-$2,745

Discontinued operations
Gain on disposal of Zoom Communications	$39,856		$39,856
(Loss) on discontinued operations of
Zoom Communications	-$236,590	$0	-$138,711	$0
	------------	------------	------------	------------
Total discontinued operations	-$196,734	$0	-$98,855	$0

Income (loss) before extraordinary item	-$199,170	$28,273	-$105,328	-$2,745

Extraordinary item
Gain on forgiveness of debt		$410,505		$410,505
	------------	------------	------------	------------

N et income (loss)	-$199,170	$438,778	-$105,328	$407,760
	============	============	============	============

Per share information
Basic
Income (loss) from continuing operations	$0.00	$0.00	$0.00	$0.00
Income (loss) from discontinued operations	($0.00)	$0.00	($0.00)	$0.00
Income from extraordinary item	$0.00	$0.00	$0.00	$0.00
	------------	------------	------------	------------
	($0.00)	$0.00	($0.00)	$0.00

Diluted
Income (loss) from continuing operations	$0.00	$0.00	$0.00	$0.00
Income (loss) from discontinued operations	($0.00)	$0.00	($0.00)	$0.00
Income from extraordinary item	$0.00	$0.00	$0.00	$0.00
	------------	------------	------------	------------
	($0.00)	$0.00	($0.00)	$0.00
	========	========	========	========

Average number of shares outstanding
Basic	121,140,504	127,789,069	121,140,504	127,789,069
	========	========	========	========
Diluted	122,671,794	127,789,069	122,671,794	127,789,069
	========	========	========	========

_____________________________________________________________________________________

Brandmakers, Inc
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
	March 31, 2002 (unaudited)	March 31, 2003 (unaudited)
	------------	------------

Net Income (loss)	-$199,170	$438,778

Adjustments to reconcile net lincome (loss) to net cash used in operating activities
Depreciation and amortization	$165,216	$150,003
Stock issued for services		$3,000
Loss on disposal of assets	$37,267
(Gain) on sale of Zoom	-$39,856
(Gain) on forgiveness of debt		-$410,505
(Increase) decrease in assets and
Increase (decrease) in liabilities
Accounts receivable	$87,098	-$73,824
Inventories	$126,686	-$72,722
Employee advances		-$700
Accounts Payable	-$39,162	$106,294
Deferred Revenue	$29,951	-$31,169
Other current liabilities	$36,096	-$65,383
	------------	------------
Net cash provided by operating activities	$204,126	$43,772

Cash flows used in investing activities
Capital expenditures	-$41,411	$0
(increase) decrease in deposits	$1,676	-$1,333
Proceeds from the disposal of equipment	$1,900	$0
	------------	------------
	-$37,835	-$1,333

Cash flows used in financing activities
Net proceeds (borrowings) on line of credit	-$69,748	$50,092
Reductions in notes payable, long-term debt, and capital leases	-$91,274	-$125,796
Advances from stockholder		$30,000
	------------	------------
	-$161,022	-$45,704

Net increase (decrease) in cash and cash equivalents	$5,269	-$3,265

Cash and cash equivalents at beginning of the period	$51,917	$6,224

Cash and cash equivalents at end of the period	$57,186	$2,959

Supplemental schedule of noncash investing and financing activities and certain cash flow information:
The Company's noncash investing and financing activities for the nine month period ended March 31, 2003 are as follows:

There was no significant noncash investing and financing activities for the nine months ended March 31, 2003.

_____________________________________________________________________________________

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

_____________________________________________________________________________________

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believe," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the internet industry at either the federal and state levels, competitive pressures in the games and vending or internet industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payers, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in the economy.

The following discussion of the Company's results of operations and financial conditions should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item I and the notes thereto appearing elsewhere in this Form 10-QSB.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 2003 and 2002.

After adjustments, revenue increased to $377,037 for the three months ending March 31, 2003 from $317,616 for the three months ending March 31, 2002. Cost of sales were $126,078 in the 2003 period resulting in a gross profit of $250,959 compared with cost of sales of $108,287 in the 2002 period resulting in a gross profit of $209,329. Salaries were $120,842 and operating expenses $132,374 in 2003 versus salaries of $75,006 and operating expenses of $100,397 in 2002. After expenses and interest the net loss from continuing operations was $2,745 in the three months ending March 31, 2003. After debt forgiveness of $410,505 from the agreement with Multi-Page Communications, the profit in the 2003 period was $407,760. In the 2002 period the loss from continuing operations was $6,473 which included a loss of $37,267 for a disposal of assets. After restating the loss from discontinued operations of $138,711 from the ZOOM Communications division and a gain of $39,856 on the sale of ZOOM, the total net loss for the three-month period ended in 2002 was $105,328. The settlement with Multi-Page resulting in debt forgiveness of $410,505 is covered in more detail under Recent Developments.

_____________________________________________________________________________________

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED MARCH 2003 AND 2002.

Revenue increased to $1,211,621 for the nine months ended March 31, 2003 from $813,135 for the nine months ended March 31, 2002. Cost of goods sold amounted to $507,779 for the 2003 period versus $219,108 in 2002. Gross profits increased to $703,842 for the nine month period ended 2003 compared to $594,027 in 2002. Salaries for the nine month period ended 2003 were $241,455 and expenses were $431,778 resulting in operating income of $30,609 and after interest expense of $2,336, the income from continuing operations was $28,273. After the gain from debt forgiveness of $410,505 from the negotiated settlement with Multi-Page, the profit for the nine months ended March 31, 2003 was $438,778. Salaries for the nine month period ended 2002 were $233,347 and expenses were $291,900 resulting in a loss from continuing operations of $2,436 after interest expense of $33,949 and $37,267 from a loss on disposal of assets. With a gain of $39,856 on the sale of ZOOM and loss of $236,590 on the discontinued operations of ZOOM, the net loss for the period ended March 31, 2002 was $199,170. The increased revenues for the 2003 period were due to increased sales in the Gamosity division which also results in a higher cost of goods sold. Cash flow for the period was fair when considering that depreciation was $150,003.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED IN OPERATING ACTIVITIES - the company's net cash flow from operating activities was $43,772 for the nine month period ended March 31, 2003 compared to $204,126 for the 2002 period. Accounts receivable increased $73,824 in the 2003 period compared to a decrease of $87,098 in 2002. Inventories increased by $72,722 in the nine month period ended March 31, 2003 versus a decrease of $126,686 in 2002. Accounts payable increased by $106,294 in the 2003 period versus a decrease of $39,162 in 2002. Other current liabilities decreased by $65,383 in 2003 compared to an increase of $36,096 in 2002. Deferred revenue recognized by WebBox sign ups decreased by $31,169 in the 2003 period versus an increase of $29,951 in 2002. Accounts receivable, inventories and accounts payable all increased due to sales increases in the Gamosity division.

CASH FLOWS FROM INVESTING ACTIVITIES - The company's net cash used in investing activities was an increase in deposits of 1,399 in the nine month period ended March 31, 2003 compared to a net of $37,835 in the 2002 period primarily for capital expenditures.

CASH FLOW FROM FINANCING ACTIVITIES - The Company's net cash flow from financing activities was a decrease of $45,704 in the 2003 period which included a reduction of notes payable to Multi-Page as well as long term debt and capital leases and an increase of $50,092 in our line of credit. In addition, a company Director advanced the company $30,000 as of March 31, 2003. In the 2002 period there was a reduction of $91,274 in long term debt.

_____________________________________________________________________________________

RECENT DEVELOPMENTS

Brandmakers continues to focus on profitability, its core competencies, and continuing to strengthen its organization. In this quarter, Brandmakers reduced its debt by nearly $500,000 based upon an agreement with Multi Page Communications. In February of 2002, Brandmakers negotiated a settlement amount of $100,000 due on or before March 22, 2003. In March of 2003, Brandmakers paid its final payment in full to Multi Page which removed a total of $491,707 from its notes payable on the balance sheet.

In April of 2003, Brandmakers released its newest product, a vending machine called the Booster Vender. The product was developed at its corporate headquarters located in Suwanee, GA. After extensive site testing, it is ready for the marketplace. The Booster Vender is the first vending machine of its kind in that it vends a product, a cell phone antenna booster as seen on TV, for a set price, then; it vends four free sweepstake tickets. Buyers of the product can then redeem their sweepstakes tickets for cash prizes. It is our belief that the Booster Vender is accepted in all states that have specific sweepstakes laws and also those that allow for redemption.

Brandmakers continues to successfully sell its Royal Magic redemption game and is currently working on modifications to the game to make it even more attractive to its patrons. Also under development is our Magic Touch coin pusher. We expect this to be completed by early next quarter. We are continuing to look for opportunities to expand our product offering and we feel the coin pusher marketplace is wide open for growth.

Also in the quarter, Brandmakers has begun selling service to operators, to manage large redemption game routes for a percentage of the profits of each machine. We believe this to be a lucrative expansion of our service and support offering. We have launched with our first client late in the quarter and are expecting it to be producing consistent revenues in the following quarters.

WebBox, the web-based email and virtual office division of Brandmakers continues to work on improvements by the addition of features as well as increasing speed and reliability. MailStart continues as a free email service with usage limited to once per week to encourage sign ups to WebBox. The WebBox renewals provided good cash flow in the three month period ended March 31, 2003.

_____________________________________________________________________________________

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

BRANDMAKERS, INC. May 12, 2003	(Registrant) By: /s/ Timothy J. Minard ( Chief Executive Officer) By: /s/ Joy Williams (Joy Williams, Secretary)

_____________________________________________________________________________________